Form 10-Q
period 1995-09-30
SHOPCO REGIONAL MALLS LP
filed 1995-11-14
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995


                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:  33-20614


                          SHOPCO REGIONAL MALLS, L.P.
             (Exact name of registrant as specified in its charter)



Delaware                                      13-3217028
(State or other jurisdiction of               (I.R.S. Employer
 Incorporation or organization)                identification No.)

3 World Financial Center, 29th Floor, NY, NY
ATTN: Andre Anderson                                       10285
(Address of principal executive offices)                 (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No


Consolidated Balance Sheets


                                September 30,   December 31,
Assets                          1995            1994

Real estate, at cost:
        Land                    $ 15,692,356    $ 15,692,356
        Building                  90,626,185      90,241,570
        Furniture, fixtures
        and equipment              1,344,483       1,101,028

                                 107,663,024     107,034,954
Less accumulated depreciation
and amortization                 (16,119,091)    (14,227,478)

                                  91,543,933      92,807,476

Cash                               6,501,458       5,514,426
Construction escrows                 409,994         388,525
Accounts receivable, net of
allowance of $754,251 in 1995
and $604,598 in 1994                 736,620       1,090,390
Deferred rent receivable             272,147         218,646
Deferred charges and
organization costs, net of
accumulated amortization of
$112,516 in 1995 and $81,794
in 1994                               94,390         125,112
Prepaid expenses and other
assets                               587,540         397,791

		Total Assets	$100,146,082	$100,542,366


Liabilities, Minority Interest and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses        $    374,419    $    196,850
        Mortgages payable         55,428,933      55,887,496
        Due to affiliates             32,700          30,772
        Security deposits
        payable                       15,971          15,971
        Deferred income              380,767         412,169
        Distributions Payable        265,603               0

             Total Liabilities    56,498,393      56,543,258

Minority interest                   (205,226)       (198,476)

Partners' Capital (Deficit):
        General Partner              (38,883)        (43,318)
        Limited Partners (70,250
        limited partnership
        units authorized, issued
        and outstanding)          43,891,798      44,240,902

          Total Partners'
          Capital                 43,852,915      44,197,584

          Total Liabilities,
          Minority Interest and
          Partners' Capital     $100,146,082    $100,542,366


Consolidated Statements of Operations

                                Three months ended        Nine months ended
                                   September 30,             September 30,
Income                          1995          1994         1995        1994

Rental income                 $2,004,922   $2,006,089  $ 6,068,609 $ 6,110,316
Escalation income              1,154,925    1,369,701    3,935,394   3,900,243
Interest income                  114,179       52,450      297,767     123,816
Miscellaneous income             114,689       53,810      216,365     176,746

        Total Income           3,388,715    3,482,050   10,518,135  10,311,121

Expenses

Interest expense               1,083,128    1,101,719    3,259,269   3,488,432
Property operating expenses    1,202,967    1,265,858    3,666,438   3,504,516
Depreciation and amortization    644,741      629,019    1,922,335   1,880,366
Real estate taxes                372,946      343,519    1,067,787   1,030,923
General and administrative        32,152       37,612      153,132     115,389

        Total Expenses         3,335,934    3,377,727   10,068,961  10,019,626

Income before minority interest   52,781      104,323      449,174     291,495
Minority interest                   (537)      (2,788)      (5,696)     (8,098)

                Net Income    $   52,244   $  101,535  $   443,478 $   283,397

Net Income Allocated:

To the General Partner        $      523   $    1,015  $     4,435 $     2,834
To the Limited Partners           51,721      100,520      439,043     280,563

                              $   52,244   $  101,535  $   443,478 $   283,397

Per limited partnership unit
        (70,250 outstanding)        $.74        $1.43        $6.25       $3.99



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                    Limited       General
                                   Partners       Partner            Total

Balance at December 31, 1994	$44,240,902	$(43,318)	$44,197,584
Net Income                          439,043        4,435            443,478
Distributions                      (788,147)           0           (788,147)

Balance at September 30, 1995	$43,891,798	$(38,883)	$43,852,915


Consolidated Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:          1995           1994

Net income                              $   443,478     $  283,397
Adjustments to reconcile
net income to net cash
provided by operating activities:
        Minority interest                     5,696          8,098
        Depreciation and amortization     1,922,335      1,880,366
        Increase (decrease) in cash
        arising from changes
        in operating assets and
        liabilities:
           Accounts receivable              353,770       (481,538)
           Deferred rent receivable         (53,501)       (16,881)
           Prepaid expenses and other
           assets                          (189,749)      (191,183)
           Accounts payable and
           accrued expenses                 177,569        187,076
           Due to affiliates                  1,928        (12,025)
           Security deposits payable              0        (16,755)
           Deferred income                  (31,402)       (63,410)

Net cash provided by operating
activities                                2,630,124      1,577,145

Cash Flows from Investing Activities:

        Additions to real estate           (628,070)      (632,094)
        Construction escrows                (21,469)        (7,174)

Net cash used for investing activities     (649,539)      (639,268)

Cash Flows from Financing Activities:

        Payment of mortgage                (458,563)      (421,321)
        Deferred charges                          0         (4,968)
        Release of Construction escrow            0        955,915
        Distributions paid -
        minority interest                   (12,446)             0
        Distributions paid -
        limited partners                   (522,544)             0

Net cash provided by (used for)
financing activities                       (993,553)       529,626

Net increase in cash                        987,032      1,467,503
Cash at beginning of period               5,514,426      3,771,832

Cash at end of period                    $6,501,458     $5,239,335

Supplemental Disclosure of
Cash Flow Information:

  Cash paid during the period
  for interest                          $3,259,269      $3,488,432


Notes to the Consolidated Financial Statements


The unaudited, consolidated interim financial statements should be read in conjunction with the Partnership's annual 1994 financial statements within Form 10-K.

The unaudited, consolidated financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations and cash flows for the nine months ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine months ended September 30, 1995. Results of operations for the periods are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

No significant events have occurred subsequent to fiscal year 1994 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had unrestricted cash totaling $6,501,458, compared with $5,514,426 at December 31, 1994. The $987,032 increase is primarily the result of net cash provided by operating activities exceeding additions to real estate, principal payments made on the Assembly mortgage note and cash distributions to the limited partners.

Accounts receivable decreased from $1,090,390 at December 31, 1994 to $736,620 at September 30, 1995 primarily due to the receipt of real estate tax income from tenants at Assembly Square, an increase in the allowance for doubtful accounts with respect to several tenants at Assembly Square and the collection of prior-year receivables at Cranberry Mall.

Prepaid expenses and other assets increased from $397,791 at December 31, 1994 to $587,540 at September 30, 1995 primarily due to the payment of real estate taxes for the July 1, 1995 to June 30, 1996 period for Cranberry Mall.

Accounts payable and accrued expenses increased from $196,850 at December 31, 1994 to $374,419 at September 30, 1995 primarily due to an accrual made for real estate taxes at Assembly Square for the July 1, 1995 to June 30, 1996 period.

Cash distributions were reinstated during the first quarter of 1995 following the General Partner's evaluation of the Partnership's cash flow and anticipated funding needs. As a result, distributions payable increased from $0 at December 31, 1994 to $265,603 at September 30, 1995 due to the accrual of the third quarter 1995 distribution. On or about November 15, 1995, the Partnership will pay the third quarter cash distribution to limited partners in the amount of approximately $3.78 per Unit. The level of future distributions will be determined on a quarterly basis.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Federal Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry Mall and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry Mall or on Cranberry Mall itself.

As of the filing date of this report, the following tenants, or their parent corporations, at Assembly Square have filed for protection under the U.S. Federal Bankruptcy Code.

                        Tenant           Square Footage Leased

                         All For A Dollar        3,464
                         Merry Go 'Round         3,203
                         Lingerie Factory          990
                         Mariane                 6,630
                         Mariane Plus            6,375
                         G & G                   1,474
                         5-7-9                   1,400
                         Bakers                  2,214
                         Jeans West              1,620
                         Wild Pair               1,620
                         Coda                    2,139

These tenants currently occupy 31,129 square feet, or approximately 19.7% of Assembly Square's leasable area (exclusive of anchor tenants), and at this point their plans to remain at Assembly Square remain uncertain. Pursuant to the provisions of the U.S. Federal Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by Assembly Square and revenues received by the Partnership.

Results of Operations

Net cash from operating activities totaled $2,630,124 for the nine months ended September 30, 1995 compared with $1,577,145 for the same period in 1994. The increase is primarily due to an increase in net income and a decrease in accounts receivable.

For the three and nine months ended September 30, 1995, the Partnership generated net income of $52,244 and $443,478, respectively, as compared to $101,535 and $283,397 for the corresponding periods in 1994. The decrease in net income for the three-month period is primarily due to a decrease in escalation income, partially offset by increases in interest and miscellaneous income and a decrease in property operating expense. The increase in net income for the nine-month period is primarily due to increases in interest income and miscellaneous income, and a decrease in interest expense.

For the three and nine months ended September 30, 1995, the Partnership generated total income of $3,388,715 and $10,518,135, respectively, compared to total income of $3,482,050 and $10,311,121 for the same periods in 1994. The decrease in total income for the three-month period is primarily attributable to a decrease in escalation income, offset by increases in interest and miscellaneous income. The increase for the nine-month period is primarily due to increases in interest and miscellaneous income.

Rental income for the three and nine months ended September 30, 1995 totaled $2,004,922 and $6,068,609, respectively, varying only slightly from the corresponding periods in 1994. Escalation income, which represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses, totaled $1,154,925 and $3,935,394 for the three and nine months ended September 30, 1995, compared to $1,369,701 and $3,900,243 for the respective periods in 1994. The decrease for the three-month period is mainly due to decreased common area maintenance income at Cranberry Mall resulting from decreased common area expense.

Interest income for the three and nine months ended September 30, 1995 totaled $114,179 and $297,767, respectively, compared to $52,450 and $123,816 for the same periods in 1994. The increases in interest income are the result of higher interest rates earned on higher cash balances maintained by the Partnership.

Miscellaneous income for the three and nine months ended September 30, 1995 totaled $114,689 and $216,365, respectively, as compared to $53,810 and $176,746 for the same periods in 1994. The increase for both periods is primarily due to a 1995 lease buy-out by Video Concepts, a tenant at Cranberry Mall.

Total expenses for the three and nine months ended September 30, 1995 varied only slightly compared to the same periods in 1994. Interest expense for the three and nine months ended September 30, 1995 was $1,083,128 and $3,259,269, respectively, compared to $1,101,719 and $3,488,432 for the comparable periods in 1994. The decrease in interest expense in both periods is primarily due to the refinancing of the Cranberry Note at a lower rate in the second quarter of 1994 and principal payments made on the Assembly Note.

Property operating expenses for the three and nine months ended September 30, 1995 totaled $1,202,967 and $3,666,438, respectively, compared to $1,265,858
and $3,504,516 for the same periods in 1994.   The decrease for the three-month
period is primarily due to smaller allowances for bad debt at Cranberry Mall made during the third quarter of 1995 than during the same period in 1994.
The increase for the nine-month period is primarily due to increased allowances made during the second quarter of 1995 for bad debt at both Assembly Square and Cranberry Mall, associated with several former tenants at both malls and an increase in insurance expense at both properties.

General and administrative expense for the three and nine months ended September 30, 1995 was $32,152 and $153,132, respectively, compared to $37,612 and $115,389, respectively, for the same periods in 1994. The decrease for the three-month period is primarily due to lower accruals for legal expenses made during the third quarter of 1995 than the same period in 1994. The increase during the nine-month period is primarily due to an over-accrual for administrative service fees made in 1993, which was recognized in 1994, and an increase in the 1995 accrual for administrative service fees.

Assembly Square - Mall tenant sales for the eight months ended August 31, 1995 were $14,355,000, representing a 13.1% decrease from $16,511,000 for the eight months ended August 31, 1994. Mature tenant sales for the eight months ended August 31, 1995 were $13,081,000, approximately 13.5% below sales of $15,119,000 for the eight months ended August 31, 1994. A mature tenant is defined as a tenant that has been open for business and operating out of the same store for twelve months or more. Sales results reflect intensified competition from area retailers and lower occupancy at the property. As of September 30, 1995, Assembly Square was 84% occupied (exclusive of anchor tenants) compared with a 89% occupancy rate at September 30, 1994.

Cranberry Mall - Mall tenant sales for the eight months ended August 31, 1995 were $17,846,000, approximately 2.7% behind sales of $18,332,000 for the eight months ended August 31, 1994. Mature tenant sales for the eight months ended August 31, 1995 were $17,242,000, approximately 1% ahead of sales of $17,081,000 for the eight months ended August 31, 1994. As of September 30, 1995 and 1994, Cranberry was 81% and 80% occupied, respectively (exclusive of anchor and outparcel tenants).

PART II	OTHER INFORMATION


Items 1-5	Not applicable


Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits

		(27) Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the three months ended September 30, 1995.



	SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					SHOPCO REGIONAL MALLS, L.P.

				BY:	Regional Malls Inc.
					General Partner




Date: November 14, 1995         BY:     /s/ Paul L. Abbott
				Name:	Paul L. Abbott
				Title:	Director, President, Chief
					Operating Officer and Chief
					Financial Officer