Form 10-Q
period 1996-09-30
SHOPCO REGIONAL MALLS LP
filed 1996-11-14
CIK 830738

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
 X  Quarterly Report Pursuant to Section 13 or
--- 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

    Transition Report Pursuant to Section 13 or
--- 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-20614


                          SHOPCO REGIONAL MALLS, L.P.
                    ----------------------------------------
              Exact Name of Registrant as Specified in its Charter


         Delaware                                        13-3217028
---------------------------                          -----------------
State or Other Jurisdiction                 I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                        10285
------------------------------------                       --------
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
                            -----------------------
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X    No
                                          -----     -----



Consolidated Balance Sheets                  At September 30,    At December 31,
                                                        1996               1995
Assets
Real estate, at cost:
  Land                                          $ 11,329,547       $ 11,329,547
  Building                                        69,261,581         69,255,697
  Improvements                                     2,752,686          2,706,206
                                                  ----------         ----------
                                                  83,343,814         83,291,450
Less accumulated depreciation and amortization   (11,724,741)       (10,129,658)
                                                  ----------         ----------
                                                  71,619,073         73,161,792
Cash and cash equivalents                          6,913,824          6,315,688
Construction escrows                                 433,637            416,568
Restricted cash                                       67,667                  -
Accounts receivable, net of allowance
  of $1,145,380 in 1996 and $797,783 in 1995         366,243            708,687
Deferred rent receivable                             356,932            193,387
Deferred charges, net of accumulated amortization
  of $182,586 in 1996 and $122,757 in 1995           349,784            404,321
Prepaid expenses                                     629,070            454,533
                                                  ----------         ----------
    Total Assets                                $ 80,736,230       $ 81,654,976
                                                  ==========         ==========

Liabilities, Minority Interest and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses         $    355,541       $    198,949
  Mortgage payable                                54,770,395         55,323,013
  Accrued interest payable                                 -            172,111
  Due to affiliates                                   17,035             17,007
  Security deposits payable                           13,771             13,771
  Deferred income                                    403,041            454,667
  Distributions payable                                    -            265,603
                                                  ----------         ----------
    Total Liabilities                             55,559,783         56,445,121
                                                  ----------         ----------
Minority interest                                   (409,467)          (397,677)
                                                  ----------         ----------
Partners' Capital (Deficit):
  General Partner                                   (229,435)          (218,681)
  Limited Partners (70,250 limited
   partnership units authorized issued
   and outstanding)                               25,815,349         25,826,213
                                                  ----------         ----------
    Total Partners' Capital                       25,585,914         25,607,532
                                                  ----------         ----------
    Total Liabilities, Minority Interest
    and Partners' Capital                       $ 80,736,230       $ 81,654,976
                                                  ==========         ==========



Consolidated Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996

                                            Limited      General
                                           Partners      Partner          Total
                                         ----------     --------     ----------
Balance at December 31, 1995            $25,826,213    $(218,681)   $25,607,532
Net loss                                    (10,864)        (110)       (10,974)
Distributions                                     -      (10,644)       (10,644)
                                         ----------     --------     ----------
Balance at September 30, 1996           $25,815,349    $(229,435)   $25,585,914
                                         ==========     ========     ==========


Consolidated statements of Operations
                                 Three months ended        Nine months ended
                                    September 30,             September 30,
                                  1996        1995          1996        1995
Income                          ---------   ---------     ---------   ---------
Rental income                  $1,966,224  $2,004,922    $6,061,849 $ 6,068,609
Escalation income                 976,806   1,154,925     3,246,872   3,935,394
Interest income                   101,290     114,179       297,441     297,767
Miscellaneous income               21,302     114,689       105,980     216,365
                                ---------   ---------     ---------  ----------
    Total Income                3,065,622   3,388,715     9,712,142  10,518,135

Expenses
Interest expense               $1,069,332  $1,083,128    $3,218,596 $ 3,259,269
Property operating expenses     1,197,945   1,202,967     3,521,446   3,666,438
Depreciation and amortization     550,434     644,741     1,654,912   1,922,335
Real estate taxes                 392,991     372,946     1,138,001   1,067,787
General and administrative         55,708      32,152       190,190     153,132
                                ---------   ---------     ---------  ----------
    Total Expenses              3,266,410   3,335,934     9,723,145  10,068,961

Income (Loss) before
 minority interest               (200,788)     52,781       (11,003)    449,174
Minority interest                   4,093        (537)           29      (5,696)
                                ---------   ---------     ---------   ---------
    Net Income(Loss)           $ (196,695) $   52,244    $  (10,974) $  443,478
                                =========   =========     =========   =========
Net Income (Loss) Allocated:
To the General Partner         $   (1,967) $      523    $     (110) $    4,435
To the Limited Partners          (194,728)     51,721       (10,864)    439,043
                                ---------   ---------     ---------   ---------
                               $ (196,695) $   52,244    $  (10,974) $  443,478
                                =========   =========     =========   =========
Per limited partnership unit
(70,250 outstanding)               $(2.77)       $.74         $(.15)      $6.25



Consolidated Statements of Cash Flows
For the nine months ended September 30,                      1996          1995
Cash Flows From Operating Activities:                   ---------     ---------
Net income (loss)                                      $  (10,974)   $  443,478
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Minority interest                                          (29)        5,696
   Depreciation and amortization                        1,654,912     1,922,335
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities:
        Restricted cash                                   (67,667)            -
        Accounts receivable                               342,444       353,770
        Deferred rent receivable                         (163,545)      (53,501)
        Deferred charges                                   (5,292)            -
        Prepaid expenses                                 (174,537)     (189,749)
        Accounts payable and accrued expenses             156,592       177,569
        Accrued interest payable                         (172,111)            -
        Due to affiliates                                      28         1,928
        Deferred income                                   (51,626)      (31,402)
                                                        ---------     ---------
Net cash provided by operating activities               1,508,195     2,630,124

Cash Flows From Investing Activities:
Additions to real estate                                  (52,364)     (628,070)
Construction escrows                                      (17,069)      (21,469)
                                                        ---------     ---------
Net cash used for investing activities                    (69,433)     (649,539)

Cash Flows From Financing Activities:
Payment of mortgage principal                            (552,618)     (458,563)
Distributions paid - minority interest                    (11,761)      (12,446)
Distributions paid - general partner                      (10,644)            -
Distributions paid - limited partners                    (265,603)     (522,544)
                                                        ---------     ---------
Net cash used for financing activities                   (840,626)     (993,553)
                                                        ---------     ---------
Net increase in cash and cash equivalents                 598,136       987,032
Cash and cash equivalents, beginning of period          6,315,688     5,514,426
                                                        ---------     ---------
Cash and cash equivalents, end of period               $6,913,824    $6,501,458
                                                        =========     =========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest               $3,390,707    $3,259,269
                                                        =========     =========


Notes to the Consolidated Financial Statements

The unaudited consolidated interim financial statements should be read in conjunction with the Partnership's annual 1995 audited consolidated financial statements within Form 10-K.

The unaudited consolidated interim financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations and cash flows for the nine months ended September 30, 1996 and 1995 and the consolidated statement of partner's capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event has occurred subsequent to fiscal year 1995 which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Assembly Square Mortgage

On October 15, 1996, Shopco Malls L.P. (the "Owner Partnership") received notice of default from Aetna Life Insurance Company (the "Lender") due to the Owner Partnership's failure to escrow sufficient amounts for real estate taxes with the Lender as required under the Mortgage and Security Agreement (the "Mortgage") secured by Assembly Square (the "Property"). On account of such Default, and allegedly pursuant to its rights and remedies under the Mortgage, the Lender declared the entire outstanding Mortgage loan balance (as such term is defined in the Mortgage) immediately due and payable, without any further presentment, demand or notice. As of September 30, 1996, the Owner Partnership had funded $67,667 to the Lender towards the real estate tax escrow held by the Lender and is reflected as "Restricted Cash" on the Partnership's balance sheet.

On November 6, 1996, the Owner Partnership received notice of default from the Lender for failing to permit the lender to enter the Property for the purpose of conducting environmental testing and for failure to pay the November 1, 1996 monthly installment of principal and interest to the Lender.

On November 8, 1996, the Lender filed a verified complaint for injunctive relief in the Middlesex County Superior Court of Massachusetts against the Owner Partnership seeking an order requiring the Owner Partnership to allow the Lender to enter and perform environmental testing on the Property. A preliminary injunction hearing was held on November 13, 1996, however, the judge deferred making a decision on the complaint.


Part 1, Item 2  Management's Discussion and Analysis of Financial Condition and
                Results of Operations

Liquidity and Capital Resources
-------------------------------
At September 30, 1996, the Partnership had cash and cash equivalents totaling $6,913,824, compared with $6,315,688 at December 31, 1995. The increase is primarily due to net cash provided by operating activities exceeding net cash used for investing activities, principal payments made on the Assembly mortgage note and cash distributions.

On October 15, 1996, Shopco Malls L.P. (the "Owner Partnership") received notice of default from Aetna Life Insurance Company (the "Lender") due to the Owner Partnership's failure to escrow sufficient amounts for real estate taxes with the Lender as required under the Mortgage and Security Agreement (the "Mortgage") secured by Assembly Square. On account of such Default, and allegedly pursuant to its rights and remedies under the Mortgage, the Lender declared the entire outstanding Mortgage loan balance (as such term is defined in the Mortgage) immediately due and payable, without any further presentment, demand or notice. As of September 30, 1996, the Owner Partnership had funded $67,667 towards the real estate tax escrow with the Lender. This amount is reflected as "Restricted Cash" on the Partnership's balance sheet.

The General Partner has attempted to engage the mortgage lender in discussions regarding a modification of the debt. At the same, the General Partner has been investigating various alternatives to improve cash flow at Assembly Square. Among the strategies being investigated is the possibility of entering into a joint venture with a partner who would contribute new equity to a redevelopment of Assembly Square. To date, the lender has not responded positively to any of the Partnership's attempts to restructure the Assembly Note.

Due to the acceleration of the Assembly Note, debt service due November 1, 1996 was not paid to the lender. The General Partner is continuing to investigate alternatives and negotiate a work- out agreement with the lender. However, there can be no assurance that an agreement will be reached or that the property cash flow can be enhanced in order to meet Assembly's debt service obligations. Failure to reach an agreement with the lender could lead to a foreclosure of the property, although the General Partner is evaluating all appropriate actions which could, but not necessarily, include seeking protection under the bankruptcy code.

Accounts receivable decreased from $708,687 at December 31, 1995 to $366,243 at September 30, 1996 primarily due to the collection of real estate tax reimbursements from tenants at both Assembly Square and Cranberry Mall in 1996 and increases in the allowance for doubtful accounts with respect to several tenants at Assembly Square.

Deferred rent receivable increased from $193,387 at December 31, 1995 to $356,932 at September 30, 1996. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the lease terms which will not be received until later periods. The increase is due to additional tenant income added to deferred rent receivable.

Prepaid expenses increased from $454,533 at December 31, 1995 to $629,070 at September 30, 1996. The increase is primarily due to nine months of real estate taxes for Cranberry Mall prepaid at September 30, 1996 compared to six months of real estate taxes prepaid at December 31, 1995.

Accounts payable and accrued expenses increased from $198,949 at December 31, 1995 to $355,541 at September 30, 1996 primarily due to the accrual for 1996 third quarter real estate taxes for Assembly Square.

Accrued interest payable decreased from $172,111 at December 31, 1995 to $0 at September 30, 1996 due to the payment of the December 1995 Assembly Square mortgage payment in January 1996.

Distributions payable decreased from $265,603 at December 31, 1995, which represented an accrual for the Partnership's 1995 fourth quarter cash distribution which was paid on February 9, 1996 in the amount of $3.78 per Limited Partnership Unit, to $0 at September 30, 1996. The General Partner suspended cash distributions to the limited partners beginning with the first quarter of 1996 in an effort to facilitate payment of the Partnership's debt and other property obligations.

As of the filing date of this report, the following tenants, or their parent corporations, at Assembly Square have filed for protection under the U.S. Bankruptcy Code.

           Tenant         Square Footage Leased        Open/Closed
           -------------------------------------------------------
           Marianne                6,630                      Open
           Marianne Plus           6,375                      Open
           G & G                   1,474                      Open
           Bakers                  2,214                      Open
           Jeans West              1,620                      Open
           Coda                    2,139                      Open

These tenants occupy 20,452 square feet, or approximately 13% of Assembly Square's leasable area (exclusive of anchor tenants), and at this point their plans to remain at Assembly Square remain uncertain. Pursuant to the provisions of the U.S. Bankruptcy Code, these tenants may, with court approval, choose to reject or accept the terms of their leases. Should any of these tenants exercise the right to reject their leases, this could have an adverse impact on cash flow generated by Assembly Square and revenues received by the Partnership. Certain of these tenants have requested rent relief.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry Mall and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry Mall or on Cranberry Mall itself, although Caldor could affirm or reject its lease prior to filing a plan. At Caldor's request, Caldor and the Partnership negotiated an agreement that provided Caldor with rent relief over the next five years. As of September 30, 1996, one other tenant at Cranberry Mall, occupying 1,348 square feet, had filed for bankruptcy protection.

Results of Operations
---------------------
For the three and nine months ended September 30, 1996, the Partnership generated net losses of $196,695 and $10,974 compared to net income of $52,244 and $443,478 for the corresponding periods in 1995. The change from net income to net loss is primarily due to decreases in all income categories and increases in real estate taxes and general and administrative expenses.

Escalation income, which represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses, totaled $976,806 and $3,246,872 for the three and nine months ended September 30, 1996 compared to $1,154,925 and $3,935,394 during the same periods in 1995. The decrease in escalation income is primarily due to a lower anticipated recovery rate from the Assembly Square tenants for operating expenses during the 1996 periods as a result of a decline in occupancy.

The decrease in miscellaneous income for the three and nine months ended September 30, 1996 compared to the same periods in 1995 is primarily due to a tenant lease buyout of $51,044 during the third quarter of 1995.

Depreciation and amortization for the three and nine months ended September 30, 1996 totaled $550,434 and $1,654,912 compared to $644,741 and $1,922,335 during the same periods in 1995. The decrease is primarily due to the write-down of the carrying value of Assembly Square to its estimated fair market value at December 31, 1995.

General and administrative expenses totaled $55,708 and $190,190 for the three and nine months ended September 30, 1996 compared to $32,152 and $153,132 for the same periods in 1995. The increases in both periods are primarily due to an increase in Partnership administrative expenses and consulting fees related to Assembly Square.

Assembly Square - Mall tenant sales (exclusive of anchor tenants) for the eight months ended August 31, 1996 and 1995 totaled $11,902,000 and $14,358,000, respectively, representing a 17% decrease. Mature tenant sales (exclusive on anchor tenants) for the eight months ended August 31, 1996 and 1995 totaled $10,369,000 and $10,903,000, respectively, representing a 5% decrease. A mature tenant is defined as a tenant that has been open for business and operating out of the same store for twelve months or more. The General Partner attributes the decrease in sales to a decline in consumer spending on softgoods, particularly apparel, a trend experienced by retailers across the country, especially in the Northeast region, and increased competition in the trade area. In addition, sales results reflect lower occupancy at the property. As of September 30, 1996, Assembly Square was 72% occupied (exclusive of anchor tenants) compared with a 84% occupancy rate at September 30, 1995.

Cranberry Mall - Mall tenant sales (exclusive of anchor tenants) for the eight months ended August 31, 1996 and 1995 totaled $19,840,000 and $19,288,000, respectively, representing a 3% increase. Mature tenant sales (exclusive of anchor tenants) for the eight months ended August 31, 1996 and 1995 totaled $17,697,000 and $17,984,000, respectively, representing a 2% decrease. As of September 30, 1996 and 1995, Cranberry was 83% and 81% occupied, respectively (exclusive of anchor and outparcel tenants).



Part II   Other Information

Item 1    Legal Proceedings.

          On November 8, 1996, the Assembly Square mortgage Lender filed a verified complaint for injunctive relief in the Middlesex County Superior Court of Massachusetts against the Owner Partnership seeking an order requiring the Owner Partnership to allow the Lender to enter and perform environmental testing on the Property. A preliminary injunction hearing was held on November 13, 1996, however, the judge deferred a decision on the complaint.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K - On October 15, 1996, Shopco Malls L.P. (the "Owner Partnership") received notice of default from Aetna Life Insurance Company (the "Lender") due to the Owner Partnership's failure to escrow sufficient amounts for real estate taxes with the Lender as required under the Mortgage and Security Agreement (the "Mortgage") secured by Assembly Square. On account of such Default, and allegedly pursuant to its rights and remedies under the Mortgage, the Lender declared the entire outstanding Mortgage loan balance (as such term is defined in the Mortgage) immediately due and payable, without further presentment, demand or notice. The Partnership filed a form 8-K disclosing this on October 23, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 SHOPCO REGIONAL MALLS, L.P.

                                 BY:  REGIONAL MALLS INC.
                                      General Partner



Date: November 14, 1996          BY:  /s/ Paul L. Abbott
                                      Director and Chief
                                      Executive Officer



Date: November 14, 1996          BY:  /s/ Robert J. Hellman
                                      President



Date: November 14, 1996          BY:  /s/ Joan Berkowitz
                                      Vice President and Chief
                                      Financial Officer