Form 10-K
period 1996-12-31
SHOPCO REGIONAL MALLS LP
filed 1997-03-31
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF
1934

                For the fiscal year ended December 31, 1996

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to      .

                     Commission file number:  33-20614

                        SHOPCO REGIONAL MALLS, L.P.
           Exact name of Registrant as specified in its charter


           Delaware                                       13-3217028
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization


Attn. Andre Anderson
3 World Financial Center, 29th Floor,
New York, NY                                                10285-2900
Address of principal executive offices                        zip code

Registrant's telephone number, including area code: (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                       LIMITED PARTNERSHIP INTERESTS
                              Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

Documents incorporated by reference:  See Exhibit Index at Item 14.
                                PART I

Item 1.  Business

(a) General Development of Business

Shopco Regional Malls, L.P., a Delaware limited partnership (the "Partnership") was formed on March 11, 1988. The affairs of the Partnership are conducted by its general partner, Regional Malls Inc. (the "General Partner," formerly Shearson Regional Malls, Inc.) , a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"). The sole limited partner of the Partnership is Regional Malls Depositary Corp., (formerly Shearson Regional Malls Depositary Corp., the "Assignor Limited Partner"). The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership", formerly Shearson Shopco Malls L.P.), a Delaware limited partnership that previously owned two enclosed regional malls, The Mall at Assembly Square ("Assembly Square") located in Somerville, Massachusetts and Cranberry Mall ("Cranberry") located in Westminster, Maryland (both Assembly Square and Cranberry are referred to herein as the "Malls"). On December 20, 1996, the Owner Partnership transferred title of Assembly Square to the holder of the mortgage secured by Assembly Square pursuant to a foreclosure proceeding. Please refer to "Item 2. Properties", "Item 7. Management's Discussion and Analysis of Financial Condition" and Note 3 of the Notes to the Consolidated Financial Statements included herein for discussions regarding the foreclosure on Assembly Square. As of December 31, 1996 the Owner Partnership owned only Cranberry Mall. The sole limited partner of the Owner Partnership is Shopco Limited Partnership ("Shopco L.P."), a Delaware limited partnership and an affiliate of The Shopco Group. (The Partnership and Shopco L.P. are referred to collectively as the "Owner Partners.")

On June 14, 1988 the Partnership commenced an offering of 110,000 depositary units ("Units") at $1,000 per Unit to be sold by the underwriter, Lehman, (formerly Shearson Lehman Brothers Inc.) on a "best efforts" basis (the "Offering"), of which the Partnership accepted subscriptions of only 70,250 Units, the maximum closing amount authorized by the Amended and Restated Agreement of Limited Partnership of Shopco Regional Malls, L.P. (the "Agreement of Limited Partnership"). Concurrent with the consummation of the Offering, the Assignor Limited Partner assigned its rights as a limited partner to the holders of Units ("Unitholders") who then became limited partners.

The Partnership was formed to acquire the fee interest and improvements in the Malls. The Malls were purchased using the proceeds of the Offering, the issuance of two Promissory Notes and a loan from Lehman Brothers Holdings Inc. ("Lehman Holdings", formerly Shearson Lehman Brothers Holdings Inc.), an affiliate of the General Partner, (the "Gap Loan") in October 1988. The aggregate purchase price of the Malls was $96,205,500. Assembly Square was acquired from Somerville S.C. Associates L.P., a Massachusetts limited partnership for a purchase price of $42,358,000 on October 11, 1988. Cranberry was acquired from Cranberry L.P., a Maryland limited partnership and an affiliate of The Shopco Group for a purchase price of $53,847,500 on October 5, 1988.

Two mortgage loans were issued in October 1988 in the initial principal amounts of $28,000,000 (the "Assembly Note") from the Aetna Life Insurance Company ("Aetna") and $27,250,000 (the "Original Cranberry Note") from the Mutual Life Insurance Company of New York ("MONY"). In December 1996, Aetna acquired Assembly Square pursuant to a foreclosure proceeding. In September 1990, MONY issued an additional mortgage loan in the original principal amount of $3,775,000 (the "Additional Cranberry Note") and at such time, the Original Cranberry Note and the Additional Cranberry Note were consolidated ( the "Cranberry Note"; the Assembly Note and Cranberry Note will be referred to collectively as the "First Mortgage Loans"). The MONY loan was subsequently purchased by Metropolitan Life Insurance Company. The Cranberry note matured on November 1, 1993, was extended to May 1994, and was modified and extended until 1999. See Note 6 to the Consolidated Financial Statements and Item 7 for a description of the terms of the Assembly and Cranberry notes.

The Owner Partnership's business, as an owner of mall properties, is somewhat seasonal since a portion of its revenue is derived from a percentage of the retail sales of certain tenants. Generally, such sales are higher in November and December during the holiday season.

(b) Financial Information about Industry Segments

Substantially all of the Partnership's revenues, operating profit or loss and assets relate to its interest as general partner of the Owner
Partnership whose operating profit or loss and assets relate to its ownership and operation of mall properties.

(c) Narrative Description of Business

The Partnership's primary business is acting as general partner for the Owner Partnership. As of December 31, 1996, the Owner Partnership's sole business is the ownership and operation of Cranberry Mall (See Item 2 for a description of Cranberry Mall and its operations). The Partnership's investment objectives are to:

    (1) provide quarterly cash distributions, a substantial portion of which should not be subject to Federal income tax on a current basis by reason of available tax deductions (See Item 5 for a description of the Partnership's policy concerning distributions);

    (2) realize capital appreciation of Cranberry Mall; and

    (3) preserve and protect the capital of the Partnership and the Owner Partnership.

There is no assurance that these objectives will be achieved.

Competition

See Item 2 for a discussion of competitive conditions at Cranberry Mall.

Employees

The Partnership has no employees. The business of the Partnership is managed by the General Partner. Cranberry Mall is managed on a day-to-day basis by Shopco Management Corp., (the "Property Manager") an affiliate of The Shopco Group and Shopco L.P. See Item 13 and Note 8 to the Consolidated Financial Statements for the terms of the Management Agreement and amounts paid thereunder.


Item 2.  Properties

The Mall at Assembly Square
Assembly Square, located in Somerville, Massachusetts, was originally an assembly plant for Ford Motor Company that was renovated into a shopping center and opened in 1980. The mall is a single level, enclosed regional shopping mall anchored by two major department stores, Macy's (formerly Jordan Marsh) and Kmart. Assembly Square contains approximately 322,000 square feet of gross leasable area (including kiosk space) and has parking for 1,588 automobiles. Macy's and Kmart collectively leased 167,040 square feet of gross leasable space from the Partnership.

As of May 1, 1996, cash flow from Assembly Square was not sufficient to meet all of the property's obligations and only a partial payment of real estate taxes due was made by the Owner Partnership, thereby constituting a default under the mortgage encumbering the property. The remainder of the outstanding real estate taxes due were paid on July 24, 1996, thereby curing the default. On October 15, 1996, the Owner Partnership received notice of default from Aetna due to the Owner Partnership's failure to escrow real estate taxes with Aetna after the initial default as required under the Assembly Note. On account of such default, and pursuant to its rights and remedies under the Assembly Note, Aetna declared the entire outstanding mortgage loan balance (as such term is defined in the Assembly
Note) immediately due and payable, without any further presentment, demand or notice. On November 26, 1996, Aetna commenced advertising for a public nonjudicial foreclosure sale to be held on December 20, 1996. The Owner Partnership continued to hold negotiations with Aetna concerning restructuring the mortgage in default. In addition to such negotiations, the Owner Partnership considered alternatives available to it with respect to such potential foreclosure sale. On December 20, 1996, Aetna bid $15 million to obtain title to Assembly Square at the foreclosure sale. As a result, the Partnership recorded a loss provision of $7,910,126 to reduce Assembly Square's carrying value to its estimated fair value of $15 million. In addition, the Partnership recognized a gain on foreclosure of $9,336,544 due to the cancellation of mortgage debt on the property. Both the loss on write-down and the gain on foreclosure were allocated in accordance with the Partnership Agreement. As a result of the foreclosure sale, the Owner Partnership was absolved of its mortgage obligation under the Assembly Note. While the Assembly Note is generally a non-recourse obligation, certain exceptions exist. There can be no assurance that the Partnership would not be liable under those exceptions.

Cranberry Mall
Cranberry is a single level enclosed regional shopping center located in Westminster, Maryland, approximately 30 miles northwest of Baltimore. Cranberry, which opened in March 1987, consists of approximately 530,000 square feet of gross leasable area including space for approximately 90 retail tenants, a health club, a six-theater cinema complex and four anchor stores; Sears, Caldor, Belk (formerly Leggett) and Montgomery Ward. Cranberry is located on 55.61 acres and provides parking for 2,597 automobiles.

The total gross leasable building area of Cranberry Mall is allocated as shown in the table below.

                                        Square Feet   Percentage of
                                        Leasable to   Gross Leasable
    Tenants                             Tenants       Area
    Anchor Stores:
      Caldor                            81,200        15%
      Belk                              65,282        12%
      Montgomery Ward                   80,260        15%
      Sears                             70,000        13%
    Enclosed Mall Tenants               224,377       43%
    Outparcel Store(a)                  9,000         2%

    Total                               530,119       100%

(a)  Outparcel Store is an auto service center leased to Montgomery Ward.

Mall Tenants - As of December 31, 1996, Cranberry Mall had approximately 65 mall tenants (excluding anchor tenants) occupying gross leasable area of approximately 184,000 square feet. As of December 31, 1996, Cranberry Mall had 25 vacant mall stores containing approximately 40,300 gross leasable square feet.

Anchor Tenants - Sears leases approximately 70,000 square feet of gross leasable building area. The Sears store opened in October 1987 and the initial term of the lease expires in 2002, with two successive five-year renewal options. Sears pays an annual fixed rent of $195,800 and an annual percentage rent equal to 2.25% of net sales in excess of $10,000,000 up to $15,000,000 and 2% of net sales in excess of $15,000,000. Beginning in 1993, Sears commenced paying its pro rata share of increases in real estate taxes, but such tax payments may be deducted from percentage rent due on an annual non-cumulative basis. Also commencing in 1993, Sears became responsible for contributing to exterior common area maintenance on a flat rate basis. Sears currently pays all utilities directly and is not required to carry its own fire insurance. Sears is required to use the premises as a Sears retail store until the year 2002 or under such other trade name as the majority of Sears retail stores are then operating. Thereafter, the tenant may assign or sublet the premises with the landlord's consent, not to be unreasonably withheld.

Caldor leases 81,200 square feet of gross leasable building area and pays an annual minimum rent of $574,000. The initial term of Caldor's lease expires in 2008. Four successive five-year renewal options are available at specified rents. In addition, Caldor pays an annual percentage rent of 2% of gross sales between $18,000,000 and $24,000,000, and 1.25% of gross sales above $24,000,000. During each option period, each of the percentage rent figures increases by $1,200,000. Pursuant to its lease, Caldor is required to pay for its own fire insurance and a portion of common area maintenance. Caldor obtains and pays for all utilities directly from the public utilities. During the first 15 years of the lease, ending March 4, 2002, the tenant is required to use the premises continuously as a Caldor's retail department store or under such other trade name as all Caldor department stores in the Baltimore area are then operating. For the five years following the initial 15 years of the lease, the tenant may use the premises for a retail department store under any trade name. The tenant may assign or sublet the premises during the first 15 years of its lease, provided that the assignee or sublessee complies with the covenants stated above.

On September 18, 1995, Caldor filed for protection under the U.S. Federal Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry Mall and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry Mall or on Cranberry Mall itself. At Caldor's request, and in recognition of Caldor's precarious financial state, Caldor and the Partnership negotiated an agreement that provides Caldor with rent relief over the next five years. Pursuant to the terms of the mortgage loan secured by Cranberry Mall, the Owner Partnership has submitted to the lender for its approval the agreement with Caldor. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year and by $125,000 in each of the four successive years, after which the rent returns to the original amount indicated in Caldor's lease.

On November 1, 1996, Belk acquired 100% in the stock of Leggett of Virginia Inc. and its affiliated Leggett stores, which includes the Leggett store at Cranberry Mall. Belk currently leases 65,282 square feet of gross leasable building area. The initial term of the lease expires in 2007 and the lease provides four successive, five-year renewal options at the same rent. Belk is obligated to pay an annual fixed rent of $228,487 and an annual percentage rent equal to 2% of sales above $10,608,325. Belk is responsible for its pro rata share of increases in real estate taxes after the third year of full assessment but it may deduct one-half of these tax payments on a cumulative basis from percentage rent due. Utility charges are paid directly to the public utility and Belk is not required to carry its own fire insurance or to pay for common area maintenance. During the first 15 years of the lease, ending March 4, 2002, the tenant is required to use the premises as a Belk retail department store or under such other trade name as Belk is then operating substantially all of its department stores. The tenant cannot assign or sublet the premises during the first 15 years of the lease term without the landlord's consent to anyone other than another Belk mercantile company of comparable net worth as the tenant.

Montgomery Ward leases approximately 80,000 square feet of gross leasable building area and 9,000 square feet for an automotive center. The Montgomery Ward store opened for business on November 4, 1990 and the initial term of the lease expires in 2010 with four successive five-year renewal options. Montgomery Ward pays an annual fixed rent of $348,114 and an annual percentage rent equal to 2.5% of the net retail sales in excess of $13,924,560. Montgomery Ward is required to reimburse the landlord for its pro rata share of insurance and utility costs and real estate taxes based on its gross leasable area of the building. Montgomery Ward will be required to reimburse the landlord for a portion of the common area and maintenance charges as set forth under the lease agreement. During the first 15 years of the lease term, the tenant is required to use the premises as a retail store under the trade name Montgomery Ward or under such other name as the tenant is doing business in the majority of its retail department stores in the State of Maryland. Montgomery Ward has the right to sublease the premises at any time during its lease term with the landlord's written consent, however, they will not be relieved of their obligations under the terms of the lease.

Historical Occupancy - The following table sets forth the historical occupancy rates for Cranberry Mall at December 31 for the years indicated.

                           1996      1995      1994      1993      1992
Including Anchor Stores      93%       93%       91%       92%       93%

Excluding Anchor Stores      84%       83%       80%       80%       83%


Competition - The General Partner believes that the primary trade area for Cranberry (i.e., the primary geographical area from which Cranberry derives its repeat sales and regular customers) is the area within a radius of approximately 15 miles from Cranberry. The General Partner believes the secondary trade area is within a radius of 15 to 20 miles from Cranberry.

There are no competitive shopping malls in the primary trade area of Cranberry, although there is considerable retail activity in strip centers and on local roads near Cranberry. Also, a 116,000 square foot free-standing WalMart opened in November of 1992 near Cranberry in the Englar Business Park and a Sam's Club store is under construction. In addition, in 1996, a Target store opened approximately one mile southeast of Cranberry. In the secondary trade area there are three competitive shopping centers; Hunt Valley Mall, Carrolltowne Mall and Owings Mill Mall. Hunt Valley Mall is a bi-level enclosed shopping center located approximately 25 miles east of Cranberry and is anchored by Macy's and Sears. Carrolltowne Mall is located 25 miles from Cranberry and was expanded and enclosed during 1989. Carrolltowne Mall is oriented to the discount shopper. Owings Mill Mall is located approximately 25 miles from Cranberry and is anchored by Macy's, Hechts and is adding a J.C. Penney store. Owings Mill Mall caters to the upscale market. Cranberry also competes with the North Hanover Mall in Hanover, Pennsylvania, located 26 miles north of Cranberry. North Hanover Mall is a 450,000 square foot regional mall anchored by Bon Ton, J.C. Penney, Kmart and Sears. Retail stores at malls also compete with local shops, stores and power centers. Generally, competition among retailers for customers is intense, with retailers competing on the basis of quality, price, service and location.


Item 3.  Legal Proceedings

On March 7, 1996, a purported class action, Ressner v. Lehman Brothers, Inc., was commenced on behalf of, among others, all Unitholders in the Court of Chancery for New Castle County, Delaware, against the General Partner of the Partnership, Lehman Brothers, Inc. and others (the "Defendants"). The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The Defendants intend to defend the action vigorously.

Item 4.  Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders at a meeting or otherwise during the year for which this report has been filed.



                               PART II

Item 5. Market for Registrant's Limited Partnership Units and Related Security Holder Matters

(a) Market Price Information

The Partnership has issued no common stock. There is no established trading market for the Units nor is there anticipated to be any in the future.

(b) Holders

As of December 31, 1996, there were 5,161 Unitholders.

(c) Distribution of Net Cash Flow

The Partnership's policy is to distribute to the Unitholders their allocable portion of Net Cash Flow (as defined in the prospectus incorporated herein by reference) with respect to each fiscal year in quarterly installments. Distributions of Net Cash Flow, if any, are paid on a quarterly basis to registered Unitholders on record dates established by the Partnership, which generally are the last day of each quarter.

Following the completion of the Cranberry mortgage refinancing in May 1994, the General Partner evaluated the Partnership's cash flow and anticipated funding needs to determine if and when cash distributions could be resumed. Based on this evaluation, the General Partner reinstated cash distributions commencing with the first quarter of 1995. The per Unit quarterly cash distributions paid by the Partnership during 1995 were as follows: 1st quarter, $3.70; 2nd quarter, $3.74; 3rd quarter, $3.78; and 4th quarter, $3.78.

During the first quarter of 1996, and taking into consideration the significant decline in occupancy and sales at Assembly Square and estimates of future cash flow from Assembly Square, the General Partner suspended cash distributions beginning with the 1996 first quarter.

Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)

As of and for the years ended December 31,

                         1996        1995        1994        1993        1992

Total Income         $ 13,022    $ 13,806    $ 13,985    $ 13,157    $ 12,395

Gain on foreclosure
  of property (b)    $  9,337          --          --          --          --

Net Income (Loss)    $  1,008    $(17,536)   $    693    $   (447)   $ (1,563)

Net Income (Loss)
  per Unit           $   9.88    $(247.13)   $   9.77    $  (6.30)   $ (22.03)

Cash Distributions
  per Unit           $     --    $  15.00    $     --    $   8.23(a) $     --

Real Estate, net of
 accumulated
 depreciation        $ 48,197    $ 73,162    $ 92,807    $ 94,363    $ 94,055

Mortgages Payable    $ 31,025    $ 55,323    $ 55,887    $ 56,455    $ 58,970

Total Assets         $ 58,266    $ 81,655    $100,542    $100,436    $104,011

(a) A special distribution was made from funds previously escrowed for the expansion of the Macy's (formerly Jordan Marsh) store at Assembly Square, which did not occur, and did not represent the resumption of regular quarterly distributions.

(b) On December 20, 1996, Aetna obtained title to Assembly Square at the foreclosure sale. As a result, the Partnership recorded a gain on foreclosure of $9,336,544 due to the release of mortgage debt on the property.

The above selected financial data should be read in conjunction with Item 7 and the Consolidated Financial Statements and notes thereto in Item 8.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash and cash equivalents totaling $8,318,465, compared with $6,315,688 at December 31, 1995. The increase is primarily due to net cash provided by operating activities exceeding net cash used for investing activities and financing activities.

As of May 1, 1996, cash flow from Assembly Square was not sufficient to meet all of the property's obligations and only a partial payment of real estate taxes due was made by the Owner Partnership, thereby constituting a default under the mortgage encumbering the property. The remainder of the outstanding real estate taxes were paid on July 24, 1996, thereby curing the default. On October 15, 1996, the Owner Partnership received notice of default from Aetna due to the Owner Partnership's failure to escrow real estate taxes with Aetna after the initial default as required under the Assembly Note. On account of such default, and pursuant to its rights and remedies under the Assembly Note, Aetna declared the entire outstanding mortgage loan balance (as such term is defined in the Assembly Note) immediately due and payable, without any further presentment, demand or notice. On November 26, 1996, Aetna commenced advertising for a public nonjudicial foreclosure sale to be held on December 20, 1996. The Owner Partnership continued to hold negotiations with Aetna concerning restructuring the mortgage in default. In addition to such negotiations, the Owner Partnership considered alternatives available to it with respect to such potential foreclosure sale. On December 20, 1996, Aetna bid $15 million to obtain title to Assembly Square at the foreclosure sale. As a result, the Partnership recorded a loss provision of $7,910,126 to reduce Assembly Square's carrying value to its estimated fair value of $15 million. In addition, the Partnership recognized a gain on foreclosure of $9,336,544 due to the cancellation of mortgage debt on the property. Both the loss on write-down and the gain on foreclosure was allocated in accordance with the Partnership Agreement. In accordance with the foreclosure on Assembly Square, real estate, at cost, decreased from $73,161,792 at December 31, 1995 to $48,197,468 at December 31, 1996. As a
result of the foreclosure sale, the Owner Partnership was absolved of its mortgage obligation under the Assembly Note. While the Assembly Note is generally a non-recourse obligation, certain exceptions exist. There can be no assurance that the Partnership would not be liable under those exceptions.

Accounts receivable decreased from $708,687 at December 31, 1995 to $306,352 at December 31, 1996 primarily due to the foreclosure sale of Assembly Square in December 1996.

Deferred rent receivable increased from $193,387 at December 31, 1995 to $322,799 at December 31, 1996. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the lease terms which will not be received until later periods. The increase is due to additional tenant income added to deferred rent receivable. The balance at December 31, 1996 represents only Cranberry Mall due to the foreclosure on Assembly Square in December 1996.

Deferred charges decreased from $404,321 at December 31, 1995 to $291,684 at December 31, 1996 reflecting the amortization and write-off of deferred charges related to Assembly Square as a result of the December 1996 foreclosure on Assembly Square.

Accounts payable and accrued expenses decreased from $213,949 at December 31, 1995 to $108,210 at December 31 1996 reflecting the December 1996 foreclosure on Assembly Square.

Mortgages payable decreased from $55,323,013 at December 31, 1995 to $31,025,000 at December 31, 1996 due to the satisfaction of the Assembly Note pursuant to the foreclosure on Assembly Square in December 1996.

Accrued interest payable decreased from $172,111 at December 31, 1995 to $0 at December 31, 1996 due to the payment of the December 1995 Assembly Square mortgage payment in January 1996 and the satisfaction of the Assembly Note pursuant to the foreclosure on Assembly Square in December 1996.

Distributions payable decreased from $265,603 at December 31, 1995, which represented an accrual for the Partnership's 1995 fourth quarter cash distribution paid on February 9, 1996 in the amount of $3.78 per Limited Partnership Unit, to $0 at December 31, 1996. The General Partner suspended cash distributions to the limited partners beginning with the first quarter of 1996 in an effort to facilitate payment of the Partnership's debt and other property obligations.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry Mall and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry Mall or on Cranberry Mall itself, although Caldor could affirm or reject its lease prior to filing a plan. At Caldor's request, Caldor and the Partnership negotiated an agreement that provided Caldor with rent relief over the next five years. Pursuant to the terms of the mortgage loan secured by Cranberry Mall, the Owner Partnership has submitted to the lender for its approval the agreement with Caldor.
The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year and by $125,000 in each of the four successive years, after which the rent returns to the original amount indicated in Caldor's lease. As of December 31, 1996, two other tenants at Cranberry Mall, occupying 4,693 square feet, had filed for bankruptcy protection.


Results of Operations

1996 versus 1995
For the year ended December 31, 1996, the Partnership generated net income of $1,007,864 compared to a net loss of $17,536,302 in 1995. The change from a net loss to net income is primarily due to the $17,903,567 write-down in 1995 of Assembly Square to its estimated fair market value and the $9,336,544 gain recognized in 1996 on the foreclosure of Assembly Square.

Escalation income, which represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses, totaled $4,421,035 during 1996 compared to $5,071,283 during 1995. The decrease in escalation income is primarily due to a lower anticipated recovery rate from the Assembly Square tenants for operating expenses during 1996 as a result of a decline in occupancy.

Total expenses for the year ended December 31, 1996 totaled $20,858,011 compared to $31,518,669 during 1995. The decrease in total expenses is primarily due to the write-down in 1995 of Assembly Square to its estimated fair market value, decreases in property operating expenses and lower depreciation and amortization. Property operating expenses decreased from $5,015,637 for the year ended December 31, 1995 to $4,738,799 in 1996 primarily due to lower security, maintenance and payroll expenses at Assembly Square.

Depreciation and amortization decreased from $2,619,786 during 1995 to $2,194,527 during 1996 primarily due to the write-down of Assembly Square to its estimated fair market value at December 31, 1995.

Cranberry Mall - Mall tenant sales for the year ended December 31, 1996 were $34,155,000, approximately 1% ahead of sales of $33,985,000 for year ended December 31, 1995. Mature tenant sales for the year ended December 31, 1996 were $29,962,000, approximately 3% behind sales of $30,987,000 for the year ended December 31, 1995. The General Partner attributes the decrease in mature tenant sales at Cranberry to a turnover of tenants in the normal course of business. As of December 31, 1996 and 1995, Cranberry was 84% and 83% occupied, respectively (exclusive of anchor and outparcel tenants). For the year ended December 31, 1996, Cranberry generated net operating income of $4,720,000 on revenues of $7,640,000 and expenses of $2,920,000.

1995 versus 1994
Net cash from operating activities totaled $3,041,866 for the year ended December 31, 1995 compared with $2,322,015 during 1994. The increase was primarily due to a decrease in accounts receivable.

For the year ended December 31, 1995, the Partnership generated a net loss of $17,536,302 compared to net income of $693,491 in 1994. The change from net income to net loss was primarily due to the write-down in 1995 of Assembly Square to its estimated fair market value and, to a lesser degree, higher property operating, general and administrative and depreciation expense along with a decrease in escalation income.

Rental income for the year ended December 31, 1995 totaled $8,156,792, varying only slightly from $8,234,058 during 1994. Escalation income, which represents billings to tenants for their proportional share of common area maintenance, operating and real estate tax expenses, totaled $5,071,283 during 1995 compared to $5,322,613 during 1994. The decrease in escalation income was primarily due to an overaccrual in 1994 for common area maintenance expense recognized in 1995 in addition to an overall decrease in common area maintenance expense in 1995.

Interest income for the year ended December 31, 1995 totaled $396,102 compared to $229,131 during 1994. The increase in interest income was the result of higher interest rates earned on higher cash balances maintained by the Partnership.

Total expenses for the year ended December 31, 1995 totaled $31,518,669 compared to $13,273,682 during 1994. The increase in total expenses was primarily due to the write-down in 1995 of Assembly Square to its estimated fair market value and increases in property operating expenses. Property operating expenses increased from $4,576,316 for the year ended December 31, 1994 to $5,015,637 in 1995. The increase in property operating expenses was primarily due to increased legal expense related to the proposed Stop&Shop development adjacent to Assembly Square and increased bad debt expense related to several tenants at both Malls.

Interest expense for the year ended December 31, 1995 decreased $244,165 compared to the year ended December 31, 1994. The decrease in interest expense was primarily due to the refinancing of the Cranberry Note at a lower rate in the second quarter of 1994 and principal payments made on the Assembly Note.

Assembly Square - Mall tenant sales for the years ended December 31, 1995 and 1994 totaled $23,830,000 and $27,737,000, respectively, representing a 14% decrease. Mature tenant sales for the years ended December 31, 1995 and 1994 totaled $19,486,000 and $22,402,000, respectively, representing a 13% decrease. A mature tenant is defined as a tenant that has been open for business and operating out of the same store for twelve months or more. The General Partner attributes the decrease in sales to a decline in consumer spending on softgoods, particularly apparel, a trend experienced by retailers across the country, especially in the Northeast region, and increased competition in the trade area. In addition, sales results reflect intensified competition from area retailers and lower occupancy at the property. As of December 31, 1995, Assembly Square was 85% occupied (exclusive of anchor tenants) compared with a 90% occupancy rate at December 31, 1994. Subsequent to December 31, 1995, occupancy at Assembly Square declined to 88% including anchor stores and 76% excluding anchor stores.

Cranberry Mall - Mall tenant sales for the year ended December 31, 1995 were $33,985,000, approximately 6% ahead sales of $31,923,000 for year ended December 31, 1994. Mature tenant sales for the year ended December 31, 1995 were $30,987,000, approximately 4% ahead sales of $29,827,000 for the year ended December 31, 1994. As of December 31, 1995 and 1994, Cranberry was 83% and 80% occupied, respectively (exclusive of anchor and outparcel tenants).

Property Appraisals

The appraised fair market value of Cranberry at January 1, 1997, as determined by Cushman & Wakefield, Inc., an independent, third-party appraisal firm, was $42,700,000 compared with $44,000,000, on January 1, 1996.

It should be noted that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's property and the limited market for such property, there can be no assurance that the other properties reviewed by the appraiser are comparable. Additionally, the low level of liquidity as a result of the current restrictive capital environment has had the effect of limiting the number of transactions in real estate markets and the availability of financing to potential purchasers, which may have a negative impact on the value of an asset. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's property and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors, including, but not limited to the net asset value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.


Item 8.  Financial Statements and Supplementary Data

See Item 14a for a listing of the Consolidated Financial Statements and Supplementary data filed in this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain officers or directors of Regional Malls Inc. are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which that real estate is located and, consequently, the partnerships sought the protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.


The following is a list of the officers and directors of Regional Malls Inc. at December 31, 1996:

     Name                         Office

     Paul L. Abbott               Director & Chief Executive Officer
     Robert J. Hellman            President
     Joan B. Berkowitz            Vice President & Chief Financial Officer
     Robert J. Sternlieb          Vice President

Paul L. Abbott, 51, is a Managing Director of Lehman Brothers Inc. ("Lehman"). Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 through 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

Robert J. Hellman, 42, is a Senior Vice President of Lehman and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University and a law degree from Fordham University.

Joan B. Berkowitz, 37, is a Vice President of Lehman Brothers, responsible for investment management of retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Robert Sternlieb, 32, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group.
Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert. Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


Item 11.  Executive Compensation

The Officers and Directors of the General Partner do not receive any salaries or other compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partner and its affiliates with the Partnership.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

At December 31, 1996, to the Partnership's knowledge, no investor held more than 5% of the outstanding Units.

(b) Security ownership of management

Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1996.

(c) Changes in control

None.


Item 13.  Certain Relationships and Related Transactions

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. For amounts paid to such affiliates, see Note 7 of the Notes to the Consolidated Financial
Statements.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the general partner changed its name to Regional Malls Inc., the Assignor Limited Partner changed its name to Regional Malls Depositary Corp. and the Owner Partnership changed its name to Shopco Malls L.P. to delete any references to "Shearson."
                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2).


       Index to Consolidated Financial Statements and Schedules
                                                                Page
                                                               Number

      Independent Auditors' Report                               F-1

      Consolidated Balance Sheets
      At December 31, 1996 and 1995                              F-2

      Consolidated Statements of Partners' Capital (Deficit)
      For the years ended December 31, 1996, 1995 and 1994       F-2

      Consolidated Statements of Operations
      For the years ended December 31, 1996, 1995 and 1994       F-3

      Consolidated Statements of Cash Flows
      For the years ended December 31, 1996, 1995 and 1994       F-4

      Notes to Consolidated Financial Statements                 F-5

      Schedule II - Valuation and Qualifying Accounts            F-12

      Schedule III - Real Estate and Accumulated Depreciation    F-13


(b) Exhibits

      Subject to Rule 12b-32 of the Securities Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report.

    3. Partnership's Amended and Restated Agreement of Limited Partnership, dated October 6, 1988, is hereby incorporated by reference to Exhibit A to the Prospectus contained in Registration Statement No. 33-20614, which Registration Statement (the "Registration Statement") was declared effective by the SEC on May 20, 1988.

    4.1   The form of Unit Certificate is hereby incorporated by reference to
          Exhibit 7 to the Form 8-A dated April 10, 1989.

   10.1 The form of Subscription Agreement is hereby incorporated by reference to Exhibit C to the Registration Statement.

   10.2 Escrow Agreement between Partnership and United States Trust Company of New York, is hereby incorporated by reference to Exhibit 10.2 to the Registration Statement.

   10.3 The form of Depository Agreement between Partnership and Shearson Regional Malls Depository Corp., as Assignor Limited Partner is hereby incorporated by reference to Exhibit 10.3 to the Registration Statement.

   10.4 The form of Sale Contract concerning the acquisition of Assembly Square is hereby incorporated by reference to Exhibit 10.4 to the Registration Statement.

   10.5 Letter of Intent to Purchase Cranberry is hereby incorporated by reference to Exhibit 10.5 to the Registration Statement.

   10.6 The form of Master Rental Income Guaranty is hereby incorporated by reference to Exhibit 10.6 to the Registration Statement.

   10.7 The form of Management and Leasing Agreement is hereby incorporated by reference to Exhibit 10.7 to the registration Statement.

   10.8 Amendment of Mortgage Loan Modification between Shearson Shopco Malls, L.P. and Aetna Life Insurance Company is hereby incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

   10.9 Note Modification Agreement between Shopco Malls, L.P. and Metropolitan Life Insurance Company for Cranberry Mall as of May 31, 1994, is hereby incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

   27     Financial Data Schedule

   99 Complete Appraisal of Real Property for Cranberry Mall as of January 1997 as prepared by Cushman & Wakefield, Inc.

(c)       Reports on Form 8-K filed during the fourth quarter of 1996:

          On October 23, 1996, the Partnership filed a Form 8-K disclosing that the Partnership had received a notice of default from Aetna on October 15, 1996 with respect to the Assembly Note.

          On December 6, 1996, the Partnership filed a Form 8-K disclosing that Aetna had commenced advertising Assembly Square for public, non-judicial foreclosure sale to be held on December 20, 1996.

          On January 3, 1997, the Partnership filed a Form 8-K disclosing that Aetna had obtained title to Assembly Square pursuant to a foreclosure sale on December 20, 1996.



                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 28, 1997
                         SHOPCO REGIONAL MALLS, L.P.

                         BY:    Regional Malls, Inc.
                                General Partner





                         BY:     /s/ Paul L. Abbott
                         Name:       Paul L. Abbott
                         Title:      Director & Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                         REGIONAL MALLS, INC.
                         General Partner




Date:  March 28, 1997
                         BY: /s/ Paul L. Abbott
                                 Paul L. Abbott
                                 Director & Chief Executive Officer




Date:  March 28, 1997
                         BY: /s/ Robert J. Hellman
                                 Robert J. Hellman
                                 President




Date:  March 28, 1997
                         BY: /s/ Joan Berkowitz
                                 Joan Berkowitz
                                 Vice President & Chief Financial Officer




Date:  March 28, 1997
                         BY: /s/ Robert J. Sternlieb
                                 Robert J. Sternlieb
                                 Vice President


                       Independent Auditors' Report

The Partners
Shopco Regional Malls, L.P.:


We have audited the consolidated financial statements of Shopco Regional Malls, L.P. (a Delaware limited partnership) and consolidated partnership as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shopco Regional Malls, L.P. and consolidated partnership as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP

Boston, Massachusetts
March 21, 1997


Consolidated Balance Sheets           At December 31,      At December 31,
                                                1996                 1995
Assets
Real estate (notes 3, 5 and 6):
 Land                                  $   6,442,555        $  11,329,547
 Building                                 51,207,886           69,255,697
 Improvements                              2,059,544            2,706,206
                                          59,709,985           83,291,450
 Less accumulated depreciation
   and amortization                      (11,512,517)         (10,129,658)
                                          48,197,468           73,161,792

Cash and cash equivalents                  8,318,465            6,315,688
Construction escrows (note 5)                437,346              416,568
Accounts receivable, net of allowance
  of $160,393 in 1996 and $797,783
  in 1995                                    306,352              708,687
Deferred rent receivable                     322,799              193,387
Deferred charges, net of accumulated
  amortization of $46,055 in 1996
  and $122,757 in 1995                       291,684              404,321
Prepaid expenses                             391,501              454,533
  Total Assets                          $ 58,265,615         $ 81,654,976

Liabilities, Minority Interest and
  Partners' Capital (Deficit)
Liabilities:
 Accounts payable and accrued expenses  $    108,210         $    213,949
 Mortgages payable (note 6)               31,025,000           55,323,013
 Accrued interest payable                         --              172,111
 Due to affiliates (notes 7 and 8)               531                2,007
 Security deposits payable                     4,771               13,771
 Deferred income                             439,166              454,667
 Distributions payable                            --              265,603
  Total Liabilities                       31,577,678           56,445,121
Minority interest                             83,185             (397,677)
Partners' Capital (Deficit) (note 4):
 General Partner                              84,589             (218,681)
 Limited Partners (70,250 limited
   partnership units authorized issued
   and outstanding)                       26,520,163           25,826,213
  Total Partners' Capital                 26,604,752           25,607,532
  Total Liabilities, Minority Interest
    and Partners' Capital               $ 58,265,615         $ 81,654,976


Consolidated Statement of Partners' Capital (Deficit)
For the years ended December 31, 1996, 1995 and 1994

                                     Limited          General
                                     Partners         Partner           Total
Balance at December 31, 1993     $ 43,554,346    $    (50,253)   $ 43,504,093
Net income                            686,556           6,935         693,491
Balance at December 31, 1994     $ 44,240,902    $    (43,318)   $ 44,197,584
Net loss                          (17,360,939)       (175,363)    (17,536,302)
Distributions (note 9)             (1,053,750)             --      (1,053,750)
Balance at December 31, 1995     $ 25,826,213    $   (218,681)   $ 25,607,532
Net income                            693,950         313,914       1,007,864
Distributions                              --         (10,644)        (10,644)
Balance at December 31, 1996     $ 26,520,163    $     84,589    $ 26,604,752

Consolidated Statements of Operations
For the years ended December 31,         1996           1995          1994
Income
Rental income (note 3)            $ 7,954,473   $  8,156,792   $  8,234,058
Escalation income (note 3)          4,421,035      5,071,283      5,322,613
Interest income                       401,786        396,102        229,131
Miscellaneous income                  244,659        182,214        198,712
  Total Income                     13,021,953     13,806,391     13,984,514
Expenses
Interest expense                    4,225,832      4,339,057      4,583,222
Property operating expenses         4,738,799      5,015,637      4,576,316
Loss on write-down of real estate   7,910,126     17,903,567             --
Depreciation and amortization       2,194,527      2,619,786      2,512,580
Real estate taxes                   1,504,074      1,434,129      1,433,544
General and administrative            284,653        206,493        168,020
  Total Expenses                   20,858,011     31,518,669     13,273,682
Income (Loss) before
  extraordinary item and minority
  interest                         (7,836,058)   (17,712,278)       710,832
Extraordinary Item:
Gain on foreclosure of property     9,336,544             --             --
Income (Loss) before minority
  interest                          1,500,486    (17,712,278)       710,832
Minority interest                    (492,622)       175,976        (17,341)
  Net Income (Loss)               $ 1,007,864   $(17,536,302)  $    693,491
Net Income (Loss) Allocated:
To the General Partner            $   313,914   $   (175,363)  $      6,935
To the Limited Partners               693,950    (17,360,939)       686,556
                                  $ 1,007,864   $(17,536,302)  $    693,491
Per limited partnership unit
(70,250 outstanding):
Net income (loss) from operations
  before extraordinary item         $ (109.33)    $  (247.13)       $  9.77
Extraordinary item                     119.21             --             --
  Net Income (Loss)                 $    9.88     $  (247.13)       $  9.77



Consolidated Statements of Cash Flows
For the years ended December 31,            1996           1995           1994
Cash Flows From Operating Activities:
Net income (loss)                   $  1,007,864  $ (17,536,302)  $    693,491
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Minority interest                    492,622       (175,976)        17,341
    Extraordinary gain on foreclosure
     of property                      (9,336,544)            --             --
 Depreciation and amortization         2,194,527      2,619,786      2,512,580
 Loss on write-down of real estate     7,910,126     17,903,567             --
 Increase (decrease) in cash
   arising from changes in operating
   assets and liabilities:
     Accounts receivable                 308,490        381,703       (864,015)
     Deferred rent receivable           (129,412)        25,259         28,245
     Deferred charges                     (5,292)      (320,172)            --
     Prepaid expenses and
       other assets                      (25,529)       (56,742)       (28,538)
     Accounts payable and
       accrued expenses                  206,131        (13,089)        31,873
     Accrued interest payable            272,797        172,111             --
     Due to affiliates                    (1,476)         1,423            584
  Security deposits payable                   --         (2,200)       (17,733)
  Deferred income                         25,089         42,498        (51,813)
Net cash provided by
  operating activities                 2,919,393      3,041,866      2,322,015
Cash Flows From Investing Activities:
Additions to real estate                 (55,212)      (836,706)      (916,855)
Construction escrows                     (20,778)       (28,043)       (45,699)
Net cash used for investing activities   (75,990)      (864,749)      (962,554)
Cash Flows From Financing Activities:
Deferred charges                              --             --         (4,968)
Payment of mortgage principal           (552,618)      (564,483)      (567,814)
Release of construction escrow                --             --        955,915
Distributions paid - minority interest   (11,761)       (23,225)            --
Distributions paid - general partner     (10,644)            --             --
Distributions paid - limited partners   (265,603)      (788,147)            --
Net cash provided by (used for)
  financing activities                  (840,626)    (1,375,855)       383,133
Net increase in cash and
  cash equivalents                     2,002,777        801,262      1,742,594
Cash and cash equivalents,
  beginning of period                  6,315,688      5,514,426      3,771,832
Cash and cash equivalents,
  end of period                      $ 8,318,465    $ 6,315,688    $ 5,514,426
Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the period
  for interest                       $ 3,953,035    $ 4,166,946    $ 4,583,222
Supplemental Disclosure of
  Non-Cash Operating Activities:
The Owner Partnership transferred $146,241 of net operating liabilities of Assembly Square to Aetna pursuant to the foreclosure sale.

Supplemental Disclosure of Non-Cash Financing Activities:
In connection with the foreclosure sale of Assembly Square, Aetna released the Owner Partnership from the related $24,190,303 mortgage obligation.





Notes to the Consolidated Financial Statements
December 31, 1996, 1995 and 1994

1. Organization
Shopco Regional Malls, L.P. ("SRM" or the "Partnership") was formed as a limited partnership on March 11, 1988 under the laws of the State of Delaware. The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership"), a Delaware limited partnership, which in October 1988 purchased The Mall at Assembly Square ("Assembly Square") and Cranberry Mall ("Cranberry").

The general partner of SRM is Regional Malls Inc. (the "General Partner") formerly Shearson Regional Malls, Inc., an affiliate of Lehman Brothers Inc. formerly Shearson Lehman Brothers Inc. (see below).

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. ("Lehman Brothers"). The transaction did not affect the ownership of the general partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, effective October 29, 1993, the General Partner changed its name to Regional Malls Inc. to delete any reference to "Shearson."

The first investor closing occurred in October 1988 and the offering was completed in April 1989 when 70,250 total authorized limited partnership units ("Unitholders") were accepted.

2. Summary of Significant Accounting Policies

Basis of Accounting
The consolidated financial statements of SRM have been prepared on the accrual basis of accounting and include the accounts of SRM and the Owner Partnership. All significant intercompany accounts and transactions have been eliminated.

Real Estate
Real estate, which consists of buildings, land and improvements, is recorded at cost less accumulated depreciation and amortization or fair value. Cost includes the initial purchase price of each property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of improvements is computed using the straight-line method over estimated useful lives of 7 to 12 years.

Accounting for Impairment
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 in the fourth quarter of 1995.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires the Partnership to disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgment regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar may be difficult.

Deferred Charges
Mortgage commitment and placement fees, and extension fees are being amortized over the life of the mortgages. Leasing commissions are amortized using the straight-line method over 7 years, which approximates the average life of the leases.

Offering Costs
Offering costs are non-amortizable and are deducted from limited partners' capital (deficit).

Transfer of Units and Distributions
Net income or loss from operations is allocated to registered Unitholders. Upon the transfer of a limited partnership unit, net income (loss) from operations attributable to such unit generally is allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The Unitholder of record on the first day of the calendar month is deemed to have transferred their interest on the first day of such month.

Distributions of operating cash flow, as defined in the Partnership Agreement, will be paid on a quarterly basis to registered Unitholders on record dates established by the Partnership. Distributions are generally paid 45 days after quarter end.

Income Taxes
No provision is made for income taxes in the consolidated financial statements since such liability is the liability of the individual partners.

Net Income (Loss) Per Limited Partnership Unit
Net income (loss) per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the period.

Rental Income and Deferred Rent
The Partnership leases its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

Cash and Cash Equivalents
Cash and cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of these investments.

Concentration of Credit Risk
Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. Real Estate
SRM's real estate consists of one enclosed mall as of December 31, 1996 and two enclosed malls as of December 31, 1995.

Cranberry Mall
Cranberry Mall in Westminster, Maryland, which includes approximately 55.61 acres of land, was purchased on October 5, 1988 for $53,847,500. Cranberry contains approximately 530,000 square feet of gross leasable area including four anchor tenants: Sears, Caldor, Belk (formerly Leggett) and Montgomery Ward.

Sears leases approximately 70,000 square feet of gross leasable building area. Sears is required to use the premises as a Sears retail store until the year 2002 or under such other trade name as the majority of Sears retail stores are then operating.

Caldor leases approximately 81,200 square feet of gross leasable building area. During the first 15 years of the lease, ending March 4, 2002, Caldor is required to use the premises continuously as a Caldor retail department store or under such other trade name as all Caldor department stores in the Baltimore area are then operating. For the five years following the initial 15 years of the lease, the tenant may use the premises for a retail department store under any trade name.

On September 18, 1995, Caldor filed for protection under the U.S. Federal Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry or on Cranberry itself. At Caldor's request, Caldor and the Partnership negotiated an agreement that provided Caldor with rent relief over the next five years. Pursuant to the terms of the mortgage loan secured by Cranberry Mall, the Owner Partnership has submitted to the lender for its approval the agreement with Caldor. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year and by $125,000 in each of the four successive years, after which the rent returns to the original amount indicated in Caldor's lease. Caldor represented approximately 11% of Cranberry's rental income for the year ended December 31, 1996.

Belk (formerly "Leggett") currently leases 65,282 square feet of gross leasable building area. During the first 15 years of the lease, ending March 4, 2002, the tenant is required to use the premises as a Belk retail department store or under such other trade name as Belk is then operating substantially all of its department stores.

Montgomery Ward leases approximately 80,000 square feet of gross leasable building area and 9,000 square feet for an automotive center. During the first 15 years of the lease term, the tenant is required to use the premises as a retail store under the trade name Montgomery Ward or under such other name as the tenant is doing business in the majority of its retail department stores in the State of Maryland.

The following is a schedule of the remaining minimum lease payments as called for under the lease agreements:

               Year ending
               December 31,            Amount
                      1997         $  3,915,189
                      1998            3,427,061
                      1999            3,125,929
                      2000            2,873,427
                      2001            2,635,005
                Thereafter           12,915,199
                                  $  28,891,810

In addition to the minimum lease amounts, the leases provide for percentage rents and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1996, 1995 and 1994, respectively, percentage rents amounted to $293,718, $269,609 and $205,473 for Cranberry; these amounts are included in rental income. For the years ended December 31, 1996, 1995 and 1994, respectively, temporary tenant income amounted to $296,226, $330,111 and $217,545 for Cranberry; these amounts are included in rental income.

Cranberry generated net operating income of $4,720,000 on revenues of $7,640,000 and expenses of $2,920,000.

The appraised fair market values, as determined by an independent, third party appraisal firm, at January 1, 1997 and 1996 were $42,700,000 and $44,000,000, respectively, for Cranberry.

Assembly Square
The Mall at Assembly Square in Somerville, Massachusetts, which includes approximately 25.93 acres of land, was purchased on October 11, 1988 for $42,358,000. Assembly Square contains approximately 322,000 square feet of gross leasable area (including kiosk space) including two anchor tenants:
Macy's, formerly Jordan Marsh, and Kmart.

For the years ended December 31, 1996, 1995 and 1994, respectively, percentage rents amounted to $151,981, $91,191 and $244,143 for Assembly Square. For the years ended December 31, 1996, 1995 and 1994, respectively, temporary tenant income amounted to $267,757, $270,498 and $324,731 for Assembly Square.

The appraised fair market values, as determined by an independent, third party appraisal firm, at January 1, 1996 and January 1, 1995 were $23,500,000 and $38,500,000, respectively, for Assembly Square. No appraisal was obtained after January 1, 1996.

The decrease in the appraised fair market value of Assembly Square from December 31, 1994, to December 31, 1995, and the near term maturity date of the Assembly Square mortgage loan were determined by management to be indicators of impairment of the carrying value of Assembly Square. Management completed a recoverability review of the carrying value of Assembly Square based upon an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 1995, management concluded that the sum of the undiscounted future cash flows estimated to be generated by Assembly Square are less than its carrying value and, as a result, the Partnership recorded a loss provision of $17,903,567 to reduce Assembly Square's carrying value to its estimated fair value of $23,500,000 as of December 31, 1996.

As a result of the continued decline in tenant sales and occupancy rates during 1996, management determined that an additional adjustment to the carrying value was required to reflect the estimated fair value of Assembly Square at the date of its foreclosure. As a result, the Partnership recorded a loss provision of $7,910,126 to reduce Assembly Square's carrying value to its estimated fair value of $15,000,000 as of the date of foreclosure.

Foreclosure Sale of Assembly Square
On October 15, 1996, the Owner Partnership received notice of default from Aetna Life Insurance Company ("Aetna") due to the Owner Partnership's failure to escrow real estate taxes with the Aetna as required under the Mortgage and Security Agreement (the "Mortgage") secured by Assembly Square. On account of such default, and pursuant to its rights and remedies under the Mortgage, the Aetna declared the entire outstanding mortgage loan balance (as such term is defined in the Mortgage) immediately due and payable, without any further presentment, demand or notice. On November 26, 1996, the Aetna commenced advertising for a public nonjudicial foreclosure sale to be held on December 20, 1996. The Owner Partnership continued to hold negotiations with the Aetna concerning restructuring the mortgage in default. In addition to such negotiations, the Owner Partnership considered alternatives available to it with respect to such potential foreclosure sale. On December 20, 1996, Aetna bid $15 million to obtain title to Assembly Square at the foreclosure sale. The Partnership recognized a gain on foreclosure of $9,336,544. The gain was allocated in accordance with the Partnership Agreement.

4. Partnership Agreement
The Partnership has a 98% interest in the operating income, profits and cash distributions, and a 99% interest in the operating losses, of the Owner Partnership. The Limited Partnership Agreement provides that all operating income, operating losses and cash distributions are generally allocated 1% to the General Partner and 99% to the Unitholders.

5. Construction Escrow
In 1990, the Partnership borrowed $3,775,000 to fund the expansion of Montgomery Ward at Cranberry. During 1991, $3,425,000 of the funds were released. The remaining proceeds of $437,346, inclusive of interest income, remain in the construction escrow account as of December 31, 1996.

6. Mortgages Payable
                                                      1996             1995
Secured by Assembly Square. Principal and
  interest, at 8.50%, payable monthly until
  maturity which was November 1, 1997         $         --    $  24,298,013
Secured by Cranberry. Interest only, at 7.25%,
  payable monthly until maturity on
  April 1,1999                                  27,250,000       27,250,000
Secured by Cranberry. Interest only, at 7.25%,
  payable monthly until maturity on
  April 1, 1999                                  3,775,000        3,775,000
                                              $ 31,025,000    $  55,323,013

Assembly Square Mortgage
On January 15, 1993, the Owner Partnership amended the $28,000,000 Assembly Square mortgage payable which matured on November 1, 1992. Under the terms of the agreement, the amended Assembly Square note, effective November 1, 1992, was to mature on November 1, 1997, bear interest at a rate of 8.5% per annum, and require monthly payments of principal and interest based upon a twenty-year amortization schedule.

As a condition of the modification of the Assembly Square note, the Partnership agreed to renovate the interior of Assembly Square. In addition, a capital cost and leasing escrow (the "Escrow") was required to be established over the life of the amended Assembly Square note. The Partnership expended approximately $2.7 million for capital improvements from Partnership cash reserves and the Escrow which was established at the closing. As of December 20, 1996, $955,915 had been released from the Assembly Capital Improvement Escrow to fund capital costs at Assembly Square.

On October 15, 1996, the Owner Partnership received notice of default from Aetna Life Insurance Company (the "Lender") due to the Owner Partnership's failure to escrow real estate taxes with the Lender as required under the Mortgage and Security Agreement (the "Mortgage") secured by Assembly Square. On account of such Default, and pursuant to its rights and remedies under the Mortgage, the Lender declared the entire outstanding Mortgage loan balance (as such term is defined in the Mortgage) immediately due and payable, without any further presentment, demand or notice.

On November 6, 1996, the Owner Partnership received notice of default from the Lender for failing to permit the lender to enter the Property for failure to pay the November 1, 1996 monthly installment of principal and interest to the Lender.

Aetna bid $15 million and obtained title to Assembly Square at the foreclosure sale. As a result, the outstanding balance of the Aetna loan of $24,190,303 was forgiven on December 20, 1996.

Cranberry Mall
The note secured by Cranberry matured on November 1, 1993. The lender, Metropolitan Life Insurance Company, agreed to extend the note at its current terms until May 1, 1994. During the extension period (from November 1, 1993 to May 1, 1994) the General Partner and Metropolitan Life Insurance Co. continued discussions and reached an agreement to modify and extend the Note on mutually acceptable terms. Under the terms of the agreement, the amended Cranberry Note, effective April 1, 1994, requires payments of interest only on the unpaid principal balance of $31,025,000 at an interest rate of 7.25% per annum until its maturity on April 1, 1999.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms, the fair value of the Cranberry note approximates its carrying value as of the balance sheet date.

7. Transactions With Related Parties
Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner and affiliates, at cost, for certain administrative expenses. For the years ended December 31, 1996, 1995, and 1994, costs were $5,719, $8,595, and $3,232, respectively. At December 31, 1996 and 1995, $531 and $2,007 were due to the General Partner and affiliates for these expenses.

Cash and Cash Equivalents
Certain cash accounts were on deposit with an affiliate of the General Partner during a portion of 1996 and all of 1995. As of December 31, 1996, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

8. Management Agreement
The Partnership entered into an agreement with Shopco Management Corporation, an affiliate of the Owner Partnership, for the management of the Malls through December 31, 1998. The agreement provides for an annual fee equal to 3% of the gross rents collected from the Malls. Effective January 1, 1995, the fee was increased to 4% of the gross rents collected from the Malls. For the years ended December 31, 1996, 1995 and 1994, respectively, management fees earned by Shopco Management Corporation were $327,712, $321,379 and $248,659, respectively.

9. Distributions to Limited Partners
Distributions to the limited partners for 1995 were $1,053,750 ($15 per limited partnership unit). Cash distributions declared payable to limited partners at December 31, 1996 and 1995 were $0 and $265,603 ($3.78 per limited partnership unit), respectively.

10. Reconciliation of Consolidated Financial Statement Net Income
(Loss) and Partners' Capital To Federal Income Tax Basis Net Income (Loss) and Partners' Capital
Reconciliations of consolidated financial statement net income (loss) and partners' capital to federal income tax basis net income (loss) and partners' capital follow:

                                             1996          1995          1994
Consolidated financial statement
  net income (loss)                $    1,007,864 $ (17,536,302)  $   693,491
Tax basis depreciation over
  financial statement depreciation       (768,323)     (357,373)     (411,135)
Tax basis recognition of deferred
  income over (under) financial
  statement recognition of
  deferred income                         (33,640)       (6,913)      (50,777)
Tax basis recognition of real estate
  taxes under (over) financial statement
  recognition of real estate taxes             --        (2,497)        2,258
Tax basis recognition of rental income
  over (under) financial statement
  recognition of rental income           (128,118)       25,007        27,680
Tax basis recognition of loss on
  sale over financial statement
  recognition of gain on sale         (23,612,844)           --            --
Financial statement loss on
  write-down of real estate             7,910,126    17,903,567            --
Other                                     (26,177)        5,317       (15,680)
Federal income tax basis
  net income (loss)                  $(15,651,112)  $    30,806   $   245,837


                                           1996            1995           1994
Financial statement basis
  partners' capital                $ 26,604,752   $  25,607,532   $ 44,197,584
Current year financial statement
  net income (loss) over (under)
  federal income tax basis net
  income (loss)                     (16,658,976)     17,567,108       (447,654)
Cumulative federal income tax
  basis net loss over (under)
  cumulative financial statement
  net loss                           17,454,942        (112,166)       335,488
Federal income tax basis
  partners' capital                $ 27,400,718    $ 43,062,474   $ 44,085,418

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.

11. Litigation
On March 7, 1996, a purported class action, Ressner v. Lehman Brothers, Inc., was commenced on behalf of, among others, all Unitholders in the Court of Chancery for New Castle County, Delaware, against the General Partner of the Partnership, Lehman Brothers, Inc. and others (the "Defendants"). The Partnership was not named as a defendant. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty based on the foregoing. The Defendants intend to defend the action vigorously.


Schedule II Valuation and Qualifying Accounts

                               Balance at  Charged to             Balance at
                                Beginning   Costs and                 End of
                                of Period    Expenses  Deductions     Period
Allowance for doubtful accounts:
Year ended December 31, 1994:   $ 726,998   $ 112,131  $  234,531  $ 604,598
Year ended December 31, 1995:     604,598     342,127     148,942    797,783
Year ended December 31, 1996:   $ 797,783   $ 419,095  $1,056,485  $ 160,393



Schedule III - Real Estate and Accumulated Depreciation
December 31, 1996
                                        Cranberry Mall
                                       Shopping Center        Total

Location                               Westminster, MD           na

Construction date                                 1980           na
Acquisition date                                 10-88           na
Life on which depreciation
in latest income statements
is computed                                        (3)           na
Encumbrances                            $  31,025,000  $ 31,025,000
Initial cost to Partnership:
     Land                                   6,610,235     6,610,235
     Buildings and
     improvements                          47,649,669    47,649,669
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                       5,450,081     5,450,081

Gross amount at which
carried at close of period:
     Land                               $   6,442,555  $  6,442,555
     Buildings and
     improvements                          53,267,430    53,267,430
                                        $  59,709,985  $ 59,709,985

Accumulated depreciation                  (11,512,517)  (11,512,517)

(1) The initial cost to the Partnership represents the original purchase price of the property.
(2) For Federal income tax purposes, the costs basis of the land, building and improvements at December 31, 1996 is $62,119,850.
(3) Buildings - 40 years; personal property - 12 years; tenant improvements - 7 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1996, 1995, and 1994 follows:

                                  1996            1995          1994
Real estate investments:
Beginning of year          $83,291,450    $107,034,954  $ 106,118,099
Additions                       55,212         836,706        916,855
Write - Down                (8,636,677)    (24,522,234)            --
Dispositions               (15,000,000)        (57,976)            --
End of year                $59,709,985     $83,291,450  $ 107,034,954

Accumulated depreciation:
Beginning of year          $10,129,658     $14,227,478  $  11,755,364
Depreciation expense         2,109,410       2,520,847      2,472,114
Write - Down                  (726,551)     (6,618,667)            --
Dispositions                        --              --             --
End of year                $11,512,517     $10,129,658  $  14,227,478