Form 10-Q
period 1997-03-31
SHOPCO REGIONAL MALLS LP
filed 1997-05-15
CIK 830738

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-20614


                          SHOPCO REGIONAL MALLS, L.P.
              Exact Name of Registrant as Specified in its Charter


          Delaware                                      13-3217028
State or Other Jurisdiction of             I.R.S. Employer Identification No.
Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                       10285
Address of Principal Executive Offices                    Zip Code

                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                       Yes    X    No ____


Consolidated Balance Sheets             At March 31,       At December 31,
                                               1997                  1996
Assets
Real estate, at cost:
  Land                                 $  6,442,555         $   6,442,555
  Building                               51,207,886            51,207,886
  Improvements                            2,059,544             2,059,544
                                         59,709,985            59,709,985
Less accumulated depreciation
  and amortization                      (11,890,869)          (11,512,517)
                                         47,819,116            48,197,468

Cash and cash equivalents                 9,109,446             8,318,465
Construction escrow                         442,346               437,346
Accounts receivable, net of allowance
  of $181,729 in 1997 and $160,393
  in 1996                                   328,620               306,352
Deferred rent receivable                    359,680               322,799
Deferred charges, net of
  accumulated amortization
  of $54,502 in 1997 and $46,055
  in 1996                                   283,237               291,684
Prepaid expenses                            206,627               391,501
        Total Assets                   $ 58,549,072          $ 58,265,615
Liabilities, Minority Interest
  and Partners' Capital
Liabilities:
  Accounts payable and accrued
    expenses                           $    119,055          $    108,210
  Mortgages payable                      31,025,000            31,025,000
  Due to affiliates                          37,020                   531
  Security deposits payable                   4,771                 4,771
  Deferred income                           387,923               439,166
Total Liabilities                        31,573,769            31,577,678
Minority interest                            89,679                83,185
Partners' Capital:
 General Partner                             87,398                84,589
 Limited Partners (70,250 limited
  partnership units authorized issued
  and outstanding)                       26,798,226            26,520,163
    Total Partners' Capital              26,885,624            26,604,752
    Total Liabilities, Minority
      Interest and Partners' Capital   $ 58,549,072           $58,265,615


Consolidated Statement of Partners' Capital
For the three months ended March 31, 1997
                                       Limited     General
                                      Partners     Partner         Total
Balance at December 31, 1996      $ 26,520,163  $   84,589  $ 26,604,752
Net income                             278,063       2,809       280,872
Balance at March 31, 1997         $ 26,798,226  $   87,398  $ 26,885,624

Consolidated Statements of Operations
For the three months ended March 31,             1997           1996
Income
Rental income                             $ 1,218,596    $ 2,046,702
Escalation income                             677,741      1,340,393
Interest income                               112,717         96,108
Miscellaneous income                           13,458         31,723
        Total Income                        2,022,512      3,514,926
Expenses
Interest expense                              562,328      1,076,375
Property operating expenses                   481,235      1,211,237
Depreciation and amortization                 386,799        554,817
Real estate taxes                             179,440        372,790
General and administrative                    125,344         67,433
        Total Expenses                      1,735,146      3,282,652
Income before minority interest               287,366        232,274
Minority interest                              (6,494)        (4,781)
        Net Income                        $   280,872    $   227,493
Net Income Allocated:
To the General Partner                    $     2,809    $     2,275
To the Limited Partners                       278,063        225,218
                                          $   280,872    $   227,493
Per limited partnership unit
(70,250 outstanding)                           $ 3.96         $ 3.21


Consolidated Statements of Cash Flows
For the three months ended March 31,                  1997               1996
Cash Flows From Operating Activities:
Net income                                     $   280,872        $   227,493
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Minority interest                                  6,494              4,781
  Depreciation and amortization                    386,799            554,817
  Increase (decrease) in cash arising
  from changes in operating assets
  and liabilities:
    Accounts receivable                            (22,268)            92,231
    Deferred rent receivable                       (36,881)           (47,305)
    Deferred charges                                    --             (5,292)
    Prepaid expenses                               184,874            190,258
    Accounts payable and accrued expenses           10,845            211,505
    Accrued interest payable                            --           (172,111)
        Due to affiliates                           36,489                354
        Deferred income                            (51,243)          (146,348)
Net cash provided by operating activities          795,981            910,383
Cash Flows From Investing Activities:
Additions to real estate                                --            (17,291)
Construction escrow                                 (5,000)            (6,500)
Net cash used for investing activities              (5,000)           (23,791)
Cash Flows From Financing Activities:
Payment of mortgage principal                           --           (216,378)
Distributions paid - minority interest                  --            (11,543)
Distributions paid - limited partners                   --           (265,603)
Net cash used for financing activities                  --           (493,524)
Net increase in cash and cash equivalents          790,981            393,068
Cash and cash equivalents,
  beginning of period                            8,318,465          6,315,688
Cash and cash equivalents,
  end of period                                $ 9,109,446        $ 6,708,756
Supplemental Disclosure of Cash
  Flow Information:
Cash paid during the period for interest       $   562,328        $ 1,248,486


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996 and the consolidated statement of partners' capital for the three months ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

On May 1, 1997, Insignia Retail Group ("Insignia") was installed as the new property manager for Cranberry Mall replacing Shopco Management Corporation, an affiliate of the Owner Partnership. Insignia will receive an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The agreement expires on April 30, 1998 and can be renewed annually for a one-year term.

Part 1, Item 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership"), a Delaware limited partnership that previously owned two enclosed regional malls, The Mall at Assembly Square ("Assembly Square") located in Somerville, MA, and Cranberry Mall, located in Westminster, MD. On December 20, 1996, the Owner Partnership transferred title of Assembly Square to the holder of the mortgage secured by Assembly Square (the "Assembly Note") pursuant to a foreclosure sale. As a result of the foreclosure sale, the Owner Partnership's mortgage obligation under the Assembly Note was satisfied. While the Assembly Note is generally a non-recourse obligation, certain exceptions exist. There can be no assurance that the Partnership would not be liable under those exceptions. Reference is made to the Partnership's 1996 annual report on Form 10-K as filed with the Securities and Exchange Commission for discussions on the foreclosure of Assembly Square. As of January 1, 1997, the Owner Partnership owned only Cranberry Mall.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry Mall and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry Mall or on the Mall itself, although Caldor could affirm or reject its lease prior to filing a plan. At Caldor's request, and in recognition of Caldor's financial condition, Caldor and the Partnership negotiated an agreement that provided Caldor with rent relief over the next five years. Pursuant to the terms of the mortgage loan secured by Cranberry Mall, the Owner Partnership has submitted to the lender for its approval the agreement with Caldor. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year and by $125,000 in each of the four successive years, after which the rent returns to the original amount indicated in Caldor's lease. As of March 31, 1997, two other tenants at Cranberry Mall, occupying 4,693 square feet, had filed for bankruptcy protection.

At March 31, 1997, the Partnership had cash and cash equivalents totaling $9,109,446, compared with $8,318,465 at December 31, 1996. The increase is primarily due to net cash provided by operating activities exceeding net cash used for investing activities and financing activities.

Prepaid expenses decreased from $391,501 at December 31, 1996 to $206,627 at March 31, 1997. The balance at March 31, 1997 reflects one quarter of prepaid real estate taxes while the balance at December 31, 1996 represents two quarters of prepaid real estate taxes.

Due to affiliates increased from $531 at December 31, 1996 to $37,020 at March 31, 1997 due to a change in the billing method for reimbursable expenses incurred by an affiliate of the General Partner. Please refer to the Notes to the Consolidated Financial Statements.

Results of Operations

For the three months ended March 31, 1997, the Partnership generated net income of $280,872 compared to $227,493 during the same period in 1996. The increase in net income reflects the absence of activity from Assembly Square in 1997, which operated at a net loss during the 1996 period, due to the foreclosure sale of Assembly Square in December 1996.

As a result of the foreclosure sale of Assembly Square, the following income and expense categories decreased for the three month period ended March 31, 1997 in comparison to the same period in 1996: rental income; escalation income; interest expense; property operating expense; depreciation and amortization; and real estate taxes.

Interest income increased for the three months ended March 31, 1997 in comparison to the same period in 1996 due to the Partnership maintaining higher average cash balances during the 1997 period.

General and administrative expenses for the three months ended March 31, 1997 were $125,344, compared to $67,433 for the same period in 1996. During the 1997 period, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

Cranberry Mall - Mall tenant sales for the two months ended February 28, 1997 were $3,677,800, approximately 7% ahead of sales of $3,433,600 for the two months ended February 29, 1996. Mature tenant sales for the two months February 28, 1997 were $3,401,900, approximately 6% ahead of sales of $3,197,300 for the two months ended February 29, 1996. As of March 31, 1997 and 1996, Cranberry was 82% and 83% occupied, respectively (exclusive of anchor and outparcel tenants).

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

              (27) Financial Data Schedule

          (b) Reports on Form 8-K - On January 3, 1997, the Partnership filed a Form 8-K disclosing that Aetna had obtained title to Assembly Square pursuant to a foreclosure sale on December 20, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SHOPCO REGIONAL MALLS, L.P.

                          BY:  REGIONAL MALLS, INC.
                               General Partner



Date: May 14, 1997        BY:  /s/ Paul L. Abbott
                               Paul L. Abbott
                               Director and Chief Executive Officer


Date: May 14, 1997        BY:  /s/ Robert J. Hellman
                                 Robert J. Hellman
                                 President