Form 10-Q
period 1997-06-30
SHOPCO REGIONAL MALLS LP
filed 1997-08-14
CIK 830738

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
         X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

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
                       Yes    X    No ____


Consolidated Balance Sheets            At June 30,        At December 31,
                                             1997                   1996
Assets
Real estate, at cost:
  Land                              $   6,442,555          $   6,442,555
  Building                             51,207,886             51,207,886
  Improvements                          2,059,544              2,059,544
                                       59,709,985             59,709,985
Less accumulated depreciation
  and amortization                    (12,269,221)           (11,512,517)
                                       47,440,764             48,197,468

Cash and cash equivalents               9,501,936              8,318,465
Construction escrows                      447,346                437,346
Accounts receivable, net
  of allowance of $226,254 in 1997
  and $160,393 in 1996                    319,470                306,352
Deferred rent receivable                  394,603                322,799
Deferred charges, net of
  accumulated amortization
  of $62,940 in 1997 and
  $46,055 in 1996                         274,800                291,684
Prepaid expenses                           83,099                391,501
        Total Assets                $  58,462,018          $  58,265,615
Liabilities, Minority Interest
  and Partners' Capital
Liabilities:
  Accounts payable and
    accrued expenses                $     173,348          $     108,210
  Mortgage payable                     31,025,000             31,025,000
  Due to affiliates                           186                    531
  Security deposits payable                 4,771                  4,771
  Deferred income                         324,537                439,166
  Other liabilities                       900,000                     --
        Total Liabilities              32,427,842             31,577,678
Minority interest                          89,242                 83,185
Partners' Capital:
  General Partner                          77,991                 84,589
  Limited Partners(70,250 limited
    partnership units authorized
    issued and outstanding)            25,866,943             26,520,163
        Total Partners' Capital        25,944,934             26,604,752
        Total Liabilities,
        Minority Interest
        and Partners' Capital       $  58,462,018          $  58,265,615



Consolidated Statement of Partners' Capital
For the six months ended June 30, 1997     Limited      General
                                          Partners      Partner          Total
Balance at December 31, 1996         $  26,520,163   $   84,589  $  26,604,752
Net loss                                  (653,220)      (6,598)      (659,818)
Balance at June 30, 1997             $  25,866,943   $   77,991  $  25,944,934


Consolidated statements of Operations
                         Three months ended June 30,  Six months ended June 30,
                               1997         1996          1997         1996
Income
Rental income           $ 1,203,784  $ 2,048,923   $ 2,422,380  $  4,095,625
Escalation income           664,919      929,673     1,342,660     2,270,066
Interest income             120,268      100,043       232,985       196,151
Miscellaneous income         16,613       52,955        30,071        84,678
        Total Income      2,005,584    3,131,594     4,028,096     6,646,520
Expenses
Interest expense            562,328    1,072,889     1,124,656     2,149,264
Property operating
  expenses                  813,434    1,112,264     1,294,669     2,323,501
Depreciation and
  amortization              386,789      549,661       773,588     1,104,478
Real estate taxes           179,440      372,220       358,880       745,010
General and administrative  104,720       67,049       230,064       134,482
Environmental remediation
  and settlement costs      900,000           --       900,000            --
        Total Expenses    2,946,711    3,174,083     4,681,857     6,456,735
Income before
  minority interest        (941,127)     (42,489)     (653,761)      189,785
Minority interest               437          717        (6,057)       (4,064)
        Net Income(Loss)  $(940,690) $   (41,772)  $  (659,818) $    185,721
Net Income (Loss)
  Allocated:
To the General Partner    $  (9,407) $      (418)  $    (6,598) $      1,857
To the Limited Partners    (931,283)     (41,354)     (653,220)      183,864
                          $(940,690) $   (41,772)  $  (659,818) $    185,721
Per limited
  partnership unit
  (70,250 outstanding)     $ (13.26)      $ (.59)      $ (9.30)       $ 2.62


Consolidated Statements of Cash Flows
For the six  months ended June 30,                   1997             1996
Cash Flows From Operating Activities:
Net income                                   $   (659,818)    $    185,721
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Minority interest                                6,057            4,064
   Depreciation and amortization                  773,588        1,104,478
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
        Accounts receivable                       (13,118)         339,483
        Deferred rent receivable                  (71,804)         (90,963)
        Deferred charges                               --           (5,292)
        Prepaid expenses                          308,402          378,496
        Accounts payable and accrued expenses      65,138          360,113
        Other liabilities                         900,000               --
        Accrued interest payable                       --         (172,111)
        Due to affiliates                            (345)          (1,624)
        Deferred income                          (114,629)        (128,105)
Net cash provided by operating activities       1,193,471        1,974,260
Cash Flows From Investing Activities:
Additions to real estate                               --          (27,287)
Construction escrows                              (10,000)         (11,069)
Net cash used for investing activities            (10,000)         (38,356)
Cash Flows From Financing Activities:
Payment of mortgage principal                          --         (382,719)
Distributions paid - minority interest                 --          (11,761)
Distributions paid - general partner                   --          (10,644)
Distributions paid - limited partners                  --         (265,603)
Net cash used for financing activities                 --         (670,727)
Net increase in cash and cash equivalents       1,183,471        1,265,177
Cash and cash equivalents,
  beginning of period                           8,318,465        6,315,688
Cash and cash equivalents,
  end of period                              $  9,501,936     $  7,580,865
Supplemental Disclosure of
  Cash Flow Information:
Cash paid during the period for interest     $  1,124,656     $  2,321,375


Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996 and the consolidated statement of partners' capital for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification Certain prior year amounts have been reclassified to conform to the current year's presentation.

The following significant events have occurred subsequent to fiscal year 1996, which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5):

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

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall, the Partnership's remaining property, filed for protection under Chapter 11 of the Bankruptcy Code. The Partnership has not received any notification from Montgomery Ward of its intentions regarding its lease at Cranberry Mall.

Following the foreclosure on the mortgage of Assembly Square Mall ("Assembly") by Aetna Life Insurance Company ("Aetna") in December 1996, Aetna advised the Partnership it would pursue claims arising out of its mortgage and security agreement. In August 1997, the Partnership and Aetna expect to enter into a Settlement Agreement ("Agreement") whereby the partnership will pay $400,000 to Aetna for a complete release under the loan covenants. The release will exclude environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership will separately fund approximately $500,000 to pay for work performed or now underway to address environmental conditions at the Assembly Square property. Aetna will release current environmental claims in return for that payment. Accordingly, the Partnership has accrued costs of $900,000, reflected in the consolidated statements of operations as environmental remediation and settlement costs, as of June 30, 1997. The Partnership has no information suggesting the likelihood or amount of future environmental claims which could arise in connection with current conditions at the Assembly Square property.


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

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry Mall and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry Mall or on the Mall itself, although Caldor could affirm or reject its lease prior to filing a plan. At Caldor's request, and in recognition of Caldor's financial condition, Caldor and the Partnership negotiated an agreement that provided Caldor with rent relief over the next five years. Pursuant to the terms of the mortgage loan secured by Cranberry Mall, the Owner Partnership has obtained the lender's approval of the agreement with Caldor. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year and by $125,000 in each of the four successive years, after which the rent returns to the original amount indicated in Caldor's lease.

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall, filed for protection under Chapter 11 of the Bankruptcy Code. The Partnership has not received any notification from Montgomery Ward of its intentions regarding its lease at Cranberry Mall. As of June 30, 1997, two other tenants at Cranberry Mall, occupying 4,693 square feet, had filed for bankruptcy protection.

Following the foreclosure on the mortgage of Assembly Square Mall ("Assembly") by Aetna Life Insurance Company ("Aetna") in December 1996, Aetna advised the Partnership it would pursue claims arising out of its mortgage and security agreement. In August 1997, the Partnership and Aetna expect to enter into a Settlement Agreement ("Agreement") whereby the partnership will pay $400,000 to Aetna for a complete release under the loan covenants. The release will exclude environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership will separately fund approximately $500,000 to pay for work performed or now underway to address environmental conditions at the Assembly Square property. Aetna will release current environmental claims in return for that payment. Accordingly, the Partnership has accrued costs of $900,000, reflected in the consolidated statements of operations as environmental remediation and settlement costs, as of June 30, 1997. The Partnership has no information suggesting the likelihood or amount of future environmental claims which could arise in connection with current conditions at the Assembly Square property.

At June 30, 1997, the Partnership had cash and cash equivalents totaling $9,501,936, compared with $8,318,465 at December 31, 1996. The increase is primarily due to net cash provided by operating activities.

Prepaid expenses decreased from $391,501 at December 31, 1996 to $83,099 at June 30, 1997. The balance at June 30, 1997 reflects eleven months of prepaid insurance while the balance at December 31, 1996 represents six months of prepaid real estate taxes.

Accounts payable and accrued expenses increased from $108,210 at December 31, 1996 to $173,348 at June 30, 1997. The increase is primarily due to a change in the billing method for reimbursable expenses incurred by an affiliate of the General Partner. Please refer to the Notes to the Consolidated Financial Statements.

Deferred income decreased from $439,166 at December 31, 1996 to $324,537 at June 30, 1997 reflecting the recognition of billings to tenants for their share of real estate taxes.

Results of Operations

For the three and six months ended June 30, 1997, the Partnership generated net losses of $940,690 and $659,818, respectively, compared to a net loss of $41,772 and net income of $185,721, respectively, for the same periods in 1996. The higher net loss for the three-month period as well as the change from net income to net loss for the six-month period primarily reflects the costs associated with the Settlement Agreement reached with Aetna in August 1997 and environmental remediation which together are expected to cost approximately $900,000.

As a result of the foreclosure sale of Assembly Square, the following income and expense categories decreased for the three and six month periods ended June 30, 1997 in comparison to the same periods in 1996: rental income; escalation income; miscellaneous income; interest expense; property operating expense; depreciation and amortization; and real estate taxes.

Interest income increased for the three and six months ended June 30, 1997 in comparison to the same periods in 1996 due to the Partnership maintaining higher average cash balances during the 1997 periods.

General and administrative expenses for the three and six months ended June 30, 1997 were $104,720 and $230,064, respectively, compared to $67,049 and $134,482 for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

Cranberry Mall - Mall tenant sales for the four months ended April 30, 1997 were $9,956,000, approximately 4% ahead of sales of $9,579,000 for the four months ended April 30, 1996. Mature tenant sales for the four months April 30, 1997 were $9,339,000, approximately 4% ahead of sales of $8,954,000 for the four months ended April 30, 1996. As of June 30, 1997 and 1996, Cranberry was 86% and 82% occupied, respectively (exclusive of anchor and outparcel tenants).


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a) Exhibits -

             (27) Financial Data Schedule

          (b) Reports on Form 8-K - The following report on Form 8-K was filed during the quarter ended June 30, 1997.

              On August 1, 1997, the Partnership filed current report on Form 8-K reporting that on July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall, the Partnership's remaining property, filed for protection under Chapter 11 of the Bankruptcy Code.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              SHOPCO REGIONAL MALLS, L.P.

                         BY:  REGIONAL MALLS INC.
                              General Partner


Date: August 14, 1997    BY:  /s/ Paul L. Abbott
                                  Paul L. Abbott
                                  Director and Chief Executive Officer


Date: August 14, 1997    BY:  /s/ Robert J. Hellman
                                  Robert J. Hellman
                                  President

Date: August 14, 1997    BY:  /s/ Joan Berkowitz
                                  Joan Berkowitz
                                  Vice President and Chief Financial Officer