Form 10-Q
period 1997-09-30
SHOPCO REGIONAL MALLS LP
filed 1997-11-13
CIK 830738

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
            X    Quarterly Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

           For the Quarterly Period Ended September 30, 1997

                                or

                 Transition Report Pursuant to Section 13 or
                 15(d) of the Securities Exchange Act of 1934

           For the Transition period from ______  to ______


                 Commission File Number: 33-20614

                   SHOPCO REGIONAL MALLS, L.P.
      Exact Name of Registrant as Specified in its Charter


        Delaware
State or Other Jurisdiction of                 13-3217028
Incorporation or Organization      I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson             10285
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



Consolidated Balance Sheets
                                        At September 30,       At December 31,
                                                   1997                  1996
Assets
Real estate, at cost:
  Land                                      $ 6,442,555           $ 6,442,555
  Building                                   51,207,886            51,207,886
  Improvements                                2,059,544             2,059,544
                                             59,709,985            59,709,985
Less accumulated depreciation and
  amortization                              (12,647,573)          (11,512,517)
                                             47,062,412            48,197,468

Cash and cash equivalents                     8,790,891             8,318,465
Construction escrows                            452,346               437,346
Accounts receivable, net of allowance
 of $251,737 in 1997 and $160,393 in 1996       347,654               306,352
Deferred rent receivable                        427,178               322,799
Deferred charges, net of accumulated
 amortization of $71,233 in 1997 and
 $46,055 in 1996                                266,506               291,684
Prepaid expenses                                632,273               391,501
        Total Assets                        $57,979,260           $58,265,615

Liabilities, Minority Interest and
Partners' Capital
Liabilities:
  Accounts payable and accrued expenses     $    155,022         $    108,210
  Mortgage payable                            31,025,000           31,025,000
  Due to affiliates                                  322                  531
  Security deposits payable                        4,771                4,771
  Deferred income                                376,857              439,166
  Other liabilities                              340,621                    _
        Total Liabilities                     31,902,593           31,577,678
Minority interest                                 90,847               83,185
Partners' Capital:
  General Partner                                 78,400               84,589
  Limited Partners (70,250 limited
  partnership units authorized issued
  and outstanding)                            25,907,420           26,520,163
        Total Partners' Capital               25,985,820           26,604,752
        Total Liabilities, Minority
        Interest and Partners' Capital       $57,979,260          $58,265,615



Consolidated Statement of Partners' Capital
For the nine months ended September 30, 1997
                                         General       Limited
                                         Partner       Partners          Total
Balance at December 31, 1996           $  84,589   $ 26,520,163   $ 26,604,752
Net loss                                  (6,189)      (612,743)      (618,932)
Balance at September 30, 1997          $  78,400   $ 25,907,420   $ 25,985,820



Consolidated Statements of Operations
                                Three months ended        Nine months ended
                                   September 30             September 30,
                                1997         1996         1997         1996
Income
Rental income               $ 1,158,829  $ 1,966,224  $ 3,581,209  $ 6,061,849
Escalation income               683,867      976,806    2,026,527    3,246,872
Interest income                 132,335      101,290      365,320      297,441
Miscellaneous income             42,008       21,302       72,079      105,980
        Total Income          2,017,039    3,065,622    6,045,135    9,712,142
Expenses
Interest expense                562,328    1,069,332    1,686,984    3,218,596
Property operating expenses     710,911    1,197,945    2,005,580    3,521,446
Depreciation and amortization   386,646      550,434    1,160,234    1,654,912
Real estate taxes               186,569      392,991      545,449    1,138,001
General and administrative      128,094       55,708      358,158      190,190
Environmental remediation and
  settlement costs                    _            _      900,000            _
        Total Expenses        1,974,548    3,266,410    6,656,405    9,723,145
Income before minority
 interest                       (42,491)    (200,788)    (611,270)     (11,003)
Minority interest                 1,605        4,093       (7,662)          29
        Net Loss            $   (40,886)  $ (196,695)  $ (618,932)  $  (10,974)
Net Loss Allocated:
To the General Partner      $      (409)  $   (1,967)  $   (6,189)  $     (110)
To the Limited Partners         (40,477)    (194,728)    (612,743)     (10,864)
                            $   (40,886)  $ (196,695)  $ (618,932)  $  (10,974)
Per limited partnership unit
(70,250 outstanding)              $(.58)      $(2.77)      $(8.72)       $(.15)



Consolidated Statements of Cash Flows
For the nine months ended September 30,                   1997            1996
Cash Flows From Operating Activities:
Net loss                                           $  (618,932)    $   (10,974)
Adjustments to reconcile net income to net cash
provided by operating activities:
   Minority interest                                     7,662             (29)
   Depreciation and amortization                     1,160,234       1,654,912
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Restricted Cash                                      _         (67,667)
        Accounts receivable                            (41,302)        342,444
        Deferred rent receivable                      (104,379)       (163,545)
        Deferred charges                                     _          (5,292)
        Prepaid expenses                              (240,772)       (174,537)
        Accounts payable and accrued expenses           46,812         156,592
        Other liabilities                              340,621               _
        Accrued interest payable                             _        (172,111)
        Due to affiliates                                 (209)             28
        Deferred income                                (62,309)        (51,626)
Net cash provided by operating activities              487,426       1,508,195
Cash Flows From Investing Activities:
Additions to real estate                                     _         (52,364)
Construction escrows                                   (15,000)        (17,069)
Net cash used for investing activities                 (15,000)        (69,433)
Cash Flows From Financing Activities:
Payment of mortgage principal                                _        (552,618)
Distributions paid - minority interest                       _         (11,761)
Distributions paid - general partner                         _         (10,644)
Distributions paid - limited partners                        _        (265,603)
Net cash used for financing activities                       _        (840,626)
Net increase in cash and cash equivalents              472,426         598,136
Cash and cash equivalents, beginning of period       8,318,465       6,315,688
Cash and cash equivalents, end of period           $ 8,790,891     $ 6,913,824

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $ 1,686,984     $ 3,390,707



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1996 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996 and the consolidated statement of partners' capital for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

On May 1, 1997, Insignia Retail Group ("Insignia") was installed as the new property manager for Cranberry Mall replacing Shopco Management Corporation, an affiliate of the Owner Partnership. Insignia will receive an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The agreement expires on April 30, 1998 and can be renewed annually for one-year terms.

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall, the Partnership's remaining property, filed for protection under Chapter 11 of the Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry Mall store was not among those scheduled to be closed, Ward may in the future, with court approval, choose to reject or accept the terms of its lease.

Following the foreclosure on the mortgage of Assembly Square Mall ("Assembly") by Aetna Life Insurance Company ("Aetna") in
December 1996, Aetna advised the Partnership it would pursue claims arising out of its mortgage and security agreement. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement whereby the Partnership paid $400,000 to Aetna for a complete release under the loan covenants. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership will separately fund approximately $500,000 to pay for work performed or now underway to address environmental conditions at the Assembly Square property. Aetna will release current environmental claims in return for that payment. Accordingly, the Partnership has accrued costs of $900,000, reflected in the consolidated statements of operations as environmental remediation and settlement costs, as of September 30, 1997. The Partnership has no information suggesting any likelihood or amount of future environmental claims which could arise in connection with current conditions at the Assembly
Square property.


Part 1, Item 2  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership"), a Delaware limited partnership that previously owned two enclosed regional malls, The Mall at Assembly Square ("Assembly Square") located in Somerville, MA, and Cranberry Mall, located in Westminster, MD. On
December 20, 1996, the Owner Partnership transferred title of Assembly Square to the holder of the mortgage secured by Assembly Square (the "Assembly Note") pursuant to a foreclosure sale. As a result of the foreclosure sale, the Owner Partnership's mortgage obligation under the Assembly Note was satisfied. While the Assembly Note is generally a non-recourse obligation, certain exceptions exist (see below). Reference is made to the Partnership's 1996 annual report on Form 10-K as filed with the Securities and Exchange Commission for discussions on the foreclosure of Assembly Square. As of January 1, 1997, the Owner Partnership owned only Cranberry Mall.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code.
Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. Pursuant to the provisions of the Federal Bankruptcy Code, Caldor may, with court approval, choose to reject or accept the terms of its lease. Should Caldor exercise its right to reject the lease, this would have an adverse impact on cash flow generated by Cranberry Mall and revenues received by the Partnership. Until Caldor files a plan of reorganization, it is uncertain what effect this situation will have on the Caldor department store located at Cranberry Mall or on the Mall itself, although Caldor could affirm or reject its lease prior to filing a plan. At Caldor's request, and in recognition of Caldor's financial condition, Caldor and the Partnership negotiated an agreement in 1996 that provided Caldor with rent relief over the subsequent five years. Pursuant to the terms of the mortgage loan secured by Cranberry Mall, the Owner Partnership has obtained the lender's approval of the agreement with Caldor. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year and by $125,000 in each of the four successive years, after which the rent returns to the original amount indicated in Caldor's lease.

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall, the Partnership's remaining property, filed for protection under Chapter 11 of the Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry Mall store was not among those scheduled to be closed, Ward may in the future, with court approval, choose to reject or accept the terms of its lease.

Following the foreclosure on the mortgage of Assembly Square Mall ("Assembly") by Aetna Life Insurance Company ("Aetna") in
December 1996, Aetna advised the Partnership it would pursue claims arising out of its mortgage and security agreement. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement ("Agreement") whereby the Partnership paid $400,000 to Aetna for a complete release under the loan covenants. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership will separately fund approximately $500,000 to pay for work performed or now underway to address environmental conditions at the Assembly Square property. Aetna will release current environmental claims in return for that payment. Accordingly, the Partnership has accrued costs of $900,000, reflected in the consolidated statements of operations as environmental remediation and settlement costs, as of September 30, 1997. The Partnership has no information suggesting any likelihood or amount of future environmental claims which could arise in connection with current conditions at the Assembly Square property.

At September 30, 1997, the Partnership had cash and cash equivalents totaling $8,790,891, compared with $8,318,465 at December 31, 1996. The increase is primarily due to net cash provided by operating activities.

Deferred rent receivable totaled $427,178 at September 30, 1997 compared with $322,799 at December 31, 1996. The increase reflects rent receivable from several new tenants at the Mall during 1997.

Prepaid expenses increased from $391,501 at December 31, 1996 to $632,273 at September 30, 1997. The increase reflects increases in prepaid real estate tax and insurance due to the timing of payments.

Deferred income decreased from $439,166 at December 31, 1996 to $376,857 at September 30, 1997 reflecting the recognition of billings to tenants for their share of real estate taxes.

Other liabilities totaled $340,621 at September 30, 1997 compared with $0 at December 31, 1996. The September 30, 1997 balance relates to payments due to Aetna under the terms of the Settlement Agreement (see "Liquidity and Capital Resources" above).

Results of Operations

For the three and nine months ended September 30, 1997, the Partnership generated a net losses of $40,886 and $618,932, respectively, compared to net losses of $196,695 and $10,974 for the respective periods in 1996. The lower net loss in the three-month period is primarily due to the foreclosure of Assembly Square. The higher net loss in the nine-month period primarily reflects the costs associated with the Settlement Agreement reached with Aetna in September 1997 and environmental remediation costs, which together totaled $900,000.

As a result of the foreclosure sale of Assembly Square, the following income and expense categories decreased for the three and nine months ended September 30, 1997 in comparison to the same periods in 1996: rental income; escalation income; miscellaneous income; interest expense; property operating expense; depreciation and amortization; and real estate taxes.

Interest income increased for the three and nine months ended
September 30, 1997 in comparison to the same periods in 1996 due to the Partnership maintaining higher average cash balances during the 1997 periods.

General and administrative expenses for the three and nine months ended September 30, 1997 were $128,094 and $358,158, respectively, compared to $55,708 and $190,190 for the same periods in 1996. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates. Legal expenses, primarily associated with the Aetna Settlement Agreement and environmental claims, were also higher.

Cranberry Mall - Mall tenant sales for the eight months ended August 31, 1997 were $21,219,000, approximately 5% below sales of $22,326,000 for the eight months ended August 31, 1996. Mature tenant sales for the eight months ended August 31, 1997 were $17,464,000, approximately 6% below sales of $18,584,000 for the eight months ended August 31, 1996. As of September 30, 1997 and 1996, Cranberry was 84% and 83% occupied, respectively (exclusive of anchor and outparcel tenants).

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a) Exhibits -

             (27) Financial Data Schedule

          (b) Reports on Form 8-K -
              The following report on Form 8-K was filed during the quarter ended September 30, 1997.

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



                         SHOPCO REGIONAL MALLS, L.P.

                         BY:  REGIONAL MALLS INC.
                              General Partner


Date: November 13, 1997  BY:  /s/ Robert J.Hellman
                                 Robert J. Hellman
                                 President


Date: November 13, 1997  BY:  /s/ Joan Berkowitz
                                 Joan Berkowitz
                                 Vice President and Chief Financial Officer