Form 10-K
period 1997-12-31
SHOPCO REGIONAL MALLS LP
filed 1998-03-31
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from       to      .

                     Commission file number:  33-20614

                        SHOPCO REGIONAL MALLS, L.P.
           Exact name of Registrant as specified in its charter


           Delaware                                   13-3217028
State or other jurisdiction of
incorporation or organization               I.R.S. Employer Identification No.

Attn. Andre Anderson
3 World Financial Center, 29th Floor, New York, NY      10285-2900
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



                                PART I

Item 1.  Business

(a) General Development of Business

Shopco Regional Malls, L.P., a Delaware limited partnership (the "Partnership") was formed on March 11, 1988. The affairs of the Partnership are conducted by its general partner, Regional Malls Inc. (the "General Partner," formerly Shearson Regional Malls, Inc.) , a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"). The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership", formerly Shearson Shopco Malls L.P.), a Delaware limited partnership that previously owned two enclosed regional malls, The Mall at Assembly Square ("Assembly Square") located in Somerville, Massachusetts and Cranberry Mall ("Cranberry") located in Westminster, Maryland (both Assembly Square and Cranberry are referred to herein as the "Malls"). On December 20, 1996, the Owner Partnership transferred title of Assembly Square to the holder of the mortgage secured by Assembly Square pursuant to a foreclosure proceeding. See Item 7 and Note 3 of the Notes to the Consolidated Financial Statements for discussions regarding the foreclosure on Assembly Square. As of December 31, 1997 the Owner Partnership owned only Cranberry Mall. The sole limited partner of the Owner Partnership is Shopco Limited Partnership ("Shopco L.P."), a Delaware limited partnership and an affiliate of The Shopco Group. (The Partnership and Shopco L.P. are referred to collectively as the "Owner Partners.")

On June 14, 1988 the Partnership commenced an offering of 110,000 depositary units ("Units") at $1,000 per Unit to be sold by the underwriter, Lehman, (formerly Shearson Lehman Brothers Inc.) on a "best efforts" basis
(the "Offering"), of which the Partnership accepted subscriptions of 70,250 Units, the maximum closing amount authorized by the Amended and Restated Agreement of Limited Partnership of Shopco Regional Malls, L.P.
(the "Agreement of Limited Partnership"). Concurrent with the consummation of the Offering, the Assignor Limited Partner assigned its rights as a limited partner to the holders of Units ("Unitholders") who then became limited partners.

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

Two mortgage loans were issued in October 1988. The first was from the Aetna Life Insurance Company ("Aetna") in the initial principal amount of $28,000,000 (the "Assembly Note"), and the second in the original principal amount of $27,250,000 (the "Original Cranberry Note") from the Mutual Life Insurance Company of New York ("MONY"). In December 1996, Aetna acquired Assembly Square pursuant to a foreclosure proceeding, and the Owner Partnership was absolved of its mortgage obligation under the Assembly Note. Aetna subsequently pursued claims arising out of its mortgage and security agreement, and a settlement agreement was reached between the Partnership and Aetna in September 1997. See
Item 3 for a discussion of the settlement. In September 1990, MONY issued an additional mortgage loan in the original principal amount of $3,775,000 (the "Additional Cranberry Note") and at such time, the Original Cranberry Note and the Additional Cranberry Note were consolidated. The MONY loan was subsequently purchased by Metropolitan Life Insurance Company. The Cranberry note matured on November 1, 1993, was extended to May 1994, and was modified and extended until 1999. See Note 6 to the Consolidated Financial Statements and Item 7 for a description of the terms of the Cranberry note.

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

(c) Narrative Description of Business

The Partnership's primary business is acting as general partner for the Owner Partnership. As of December 31, 1997, the Owner Partnership's sole business is the ownership and operation of Cranberry Mall (See Item 2 for a description of Cranberry Mall and its operations).

Competition

See Item 2 for a discussion of competitive conditions at Cranberry Mall.

Employees

The Partnership has no employees. The business of the Partnership is managed by the General Partner. Cranberry Mall is managed on a day-to-day basis by Insignia Retail Group, (the "Property Manager"). See Note 8 to the Consolidated Financial Statements for the terms of the Management Agreement and amounts paid thereunder.

Item 2.  Properties

The Owner Partnership's remaining mall property, Cranberry Mall, is a single level enclosed regional shopping center located in Westminster, Maryland, approximately 30 miles northwest of Baltimore. Cranberry, which opened in March 1987, consists of approximately 530,000 square feet of gross leasable area including space for approximately 90 retail tenants, a nine-theater cinema complex and four anchor stores; Sears, Caldor, Belk (formerly Leggett) and Montgomery Ward. Cranberry is located on 55.61 acres and provides parking for 2,597 automobiles.

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

On May 1, 1997, Insignia Retail Group ("Insignia") was installed as the new property manager for Cranberry Mall replacing Shopco Management Corporation, an affiliate of the Owner Partnership. Insignia receives an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The agreement expires on April 30, 1998 and can be renewed annually for one-year terms.

Mall Tenants - As of December 31, 1997, Cranberry Mall had approximately 67 mall tenants (excluding anchor tenants) occupying gross leasable area of approximately 184,000 square feet. As of December 31, 1997, Cranberry Mall had 18 vacant mall stores containing approximately 40,000 gross leasable square feet.

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

Caldor leases 81,200 square feet of gross leasable building area and paid an annual minimum rent of $574,000 through June 30, 1997. At Caldor's request, and in recognition of Caldor's precarious financial state (see below), Caldor and the Partnership negotiated an agreement that provides Caldor with rent relief over the next four years. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year and by $125,000 in each of the three successive years, after which the rent returns to the original amount indicated in Caldor's lease. The agreement was approved by the lender and took effect July 1, 1997.

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

On September 18, 1995, Caldor filed for protection under the U.S. Federal Bankruptcy Code. In February 1998, Caldor announced that it will close its store at Cranberry pursuant to the provisions of the Federal Bankruptcy Code. See Item 7 for a discussion of the effects of Caldor's departure on the Partnership.

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

On July 7, 1997, Montgomery Ward filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry Mall store was not among those scheduled to be closed, Montgomery Ward may in the future, with court approval, choose to reject or accept the terms of its lease.

Historical Occupancy - The following table sets forth the historical occupancy rates for Cranberry Mall at December 31 for the years indicated.

                            1997      1996      1995      1994     1993
Including Anchor Stores      92%       93%       93%       91%      92%

Excluding Anchor Stores      82%       84%       83%       80%      80%

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

Item 3.  Legal Proceedings

On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware and for New Castle County on behalf of all persons who purchased units in the Partnership, among other investments. The complaint names the General Partner of the Partnership, Lehman Brothers Inc. and others (the "Defendants"). This case consolidates previous actions against the Defendants. The Partnership was not named as a defendant. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty by the Defendants based on the foregoing. The Defendants intend to defend the action vigorously.

Following the foreclosure on the mortgage of Assembly Square Mall by Aetna in December 1996, Aetna advised the Partnership it would pursue environmental remediation claims for land contamination under the terms of the mortgage. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement whereby the Partnership paid $400,000 to Aetna for a complete release from the mortgage's loan covenants. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership separately funded approximately $500,000 to pay for work performed to address environmental conditions at the Assembly Square property. Accordingly, the Partnership accrued costs of $900,000, reflected in the consolidated statements of operations as environmental remediation and settlement costs. At December 31, 1997, $788,958 of this amount had been paid by the Partnership. It is uncertain whether the Commonwealth of Massachusetts will test the remediation performed at Assembly Square, whether such tests would lead to additional remediation or whether Aetna will pursue additional claims against the Partnership.

The Partnership has demanded contribution from a prior owner of Assembly Square for the amounts the Partnership expended in connection with the environmental site remediation. The prior owner has responded to the Partnership's demand by making a preliminary offer to pay a portion of the site remediation costs. The Partnership has rejected the amount and terms of the prior owner's offer. It is uncertain at this time whether the Partnership will recover remediation costs from the prior owner.


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

(b) Holders

As of December 31, 1997, there were 5,019 Unitholders.

(c) Distribution of Net Cash Flow

The Partnership's policy is to distribute to the Unitholders their allocable portion of Net Cash Flow (as defined in the prospectus) with respect to each fiscal year in quarterly installments. Distributions of Net Cash Flow, if any, are paid on a quarterly basis to registered Unitholders on record dates established by the Partnership, which generally are the last day of each quarter.

In consideration of a decline in operations at Assembly Square, the General Partner suspended cash distributions beginning with the 1996 first quarter. Distributions have remained suspended since this time in consideration of the foreclosure of Assembly Square, reduced Partnership cash flow and issues concerning certain anchor tenants at Cranberry Mall. See Item 7.

Item 6.  Selected Financial Data

(dollars in thousands except per Unit data)

As of and for the years ended December 31,

                                 1997(c)  1996      1995      1994      1993

Total Income                 $  8,172  $13,022  $ 13,806  $ 13,985  $ 13,157
Gain on foreclosure
  of property (b)            $      -  $ 9,337         -         -         -
Net Income (Loss)            $ (7,594) $ 1,008  $(17,536) $    693  $   (447)
Net Income (Loss) per Unit   $(107.02) $  9.88  $(247.13) $   9.77  $  (6.30)
Cash Distributions per Unit  $      -  $    -   $  15.00  $      -  $   8.23(a)
Real Estate, net of
  accumulated depreciation   $ 39,275  $48,197  $ 73,162  $ 92,807  $ 94,363
Mortgages Payable            $ 31,025  $31,025  $ 55,323  $ 55,887  $ 56,455
Total Assets                 $ 50,814  $58,266  $ 81,655  $100,542  $100,436

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

(c) The decrease in total income is due to the foreclosure sale of Assembly Square in December 1996.

The above selected financial data should be read in conjunction with Item 7 and the Consolidated Financial Statements and notes thereto in Item 8.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents totaling $9,600,824 compared with $8,318,465 at December 31, 1996. The increase is due to net cash provided by operating activities exceeding net cash used for investing activities and financing activities.

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

Following the foreclosure on the mortgage of Assembly Square, Aetna advised the Partnership it would pursue claims arising out of its mortgage and security agreement. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement ("Agreement") whereby the Partnership paid $400,000 to Aetna for a complete release under the loan covenants. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership separately funded approximately $500,000 to pay for work performed or now underway to address environmental conditions at the Assembly Square property. Accordingly, the Partnership has accrued costs of $900,000, reflected in the consolidated statements of operations as settlement costs. At December 31, 1997, $788,958 of this amount had been paid by the Partnership. The Partnership has no information suggesting any likelihood or amount of future environmental claims which could arise in connection with current conditions at the Assembly Square property.

The Partnership has demanded contribution from a prior owner of Assembly Square for the amounts the Partnership expended in connection with the environmental site remediation. The prior owner has responded to the Partnership's demand by making a preliminary to offer pay a portion of the site remediation costs. The Partnership has rejected the amount and terms of the prior owner's offer. It is uncertain at this time whether the Partnership will recover remediation costs from this prior owner.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. At Caldor's request, Caldor and the Partnership negotiated an agreement that provided Caldor with rent relief over four years. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year of the agreement and by $125,000 in each of the three successive years, after which the rent returns to the original amount indicated in Caldor's lease. In February 1998, Caldor announced that it will be closing its store at Cranberry, effective
July 1, 1998. The General Partner is working to secure a new anchor tenant for Caldor's space, although Caldor could attempt to sell its lease at the Mall. Attracting a replacement anchor is likely to take time and require substantial capital outlays by the Partnership to fund tenant improvements. In the event that a new tenant is not secured by the date of Caldor's departure, cash flow generated by Cranberry will be reduced assuming Caldor rejects its lease.

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall filed for protection under Chapter 11 of the Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry Mall store was not among those scheduled to be closed, Montgomery Ward may in the future, with court approval, choose to reject or accept the terms of its lease.

Deferred rent receivable increased from $322,799 at December 31, 1996 to $468,188 at December 31, 1997. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the lease terms which will not be received until later periods. The increase is due to leasing activity at Cranberry during 1997.

Other liabilities totaled $111,042 at December 31, 1997, compared with $0 at December 31, 1996. The 1997 balance represents amounts payable in association with the Settlement Agreement with Aetna (see above) relating to environmental costs at the Mall.

Due to affiliates totaled $33,748 at December 31, 1997 compared to $531 at December 31, 1996. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Results of Operations

1997 versus 1996
For the year ended December 31, 1997, the Partnership operations resulted in a net loss of $7,594,087, compared with net income of $1,007,864 in 1996. The change from net income to a net loss is primarily attributable to the $9,336,544 gain recognized in 1996 on the foreclosure of Assembly Square. Excluding this gain, operations resulted in a net loss of $8,328,680 in 1996. Losses before extraordinary gain and minority interest in both 1996 and 1997 are primarily attributable to losses on writedown of real estate, resulting from the write down of Cranberry Mall to its estimated fair market value due to a reduction in the holding period in 1997 and Assembly Square in 1996.

Primarily as a result of the foreclosure of Assembly Square on December 20, 1996, the following income and expense categories decreased from 1996 to 1997: rental income, escalation income, miscellaneous income, interest expense, property operating expense, depreciation and amortization, and real estate taxes.

Interest income totaled $480,283 for the year ended December 31, 1997, compared with $401,786 in 1996. The increase is primarily due to the Partnership's higher average cash balance in 1997.

Environmental remediation and settlement costs totaled $900,000 for the year ended December 31, 1997, compared with $0 in 1996. The 1997 amount represents costs related to the Settlement Agreement with Aetna (see "Liquidity and Capital Resources" above) relating to environmental costs at Assembly Square.

General and administrative expenses totaled $372,181 for the year ended December 31, 1997, compared with $284,653 for the year ended December 31, 1996. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Mall tenant sales for the year ended December 31, 1997 were $35,732,000 compared with sales of $34,077,000 for year ended December 31, 1996. Mature tenant sales for the year ended December 31, 1997 were $29,040,000 compared with sales of $28,371,000 for the year ended December 31, 1996. As of December 31, 1997 and 1996, Cranberry was 82% and 84% occupied, respectively (exclusive of anchor and outparcel tenants). For the year ended December 31, 1997, Cranberry generated net operating income of $4,512,000 on revenues of $7,692,000 and property operating expenses and real estate taxes totaling $3,180,000.

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

Mall tenant sales at Cranberry Mall for the year ended December 31, 1996 were $34,077,000, compared with sales of $33,985,000 for year ended
December 31, 1995. Mature tenant sales for the year ended December 31, 1996 were $28,371,000, compared with $30,987,000 for the year ended December 31, 1995. The General Partner attributes the decrease in mature tenant sales at Cranberry to a turnover of tenants in the normal course of business. As of December 31, 1996 and 1995, Cranberry was 84% and 83% occupied, respectively (exclusive of anchor and outparcel tenants). For the year ended December 31, 1996, Cranberry generated net operating income of $4,850,000 on revenues of $7,770,000 and property operating expenses and real estate taxes totalling $2,920,000.

Property Appraisal

The appraised fair market value of Cranberry at January 1, 1998, as determined by Cushman & Wakefield, Inc., an independent, third-party appraisal firm, was $40,000,000 compared with $42,700,000, on January 1, 1997.

It should be noted that appraisals are only estimates of current value and actual values realizable upon sale may be significantly different. A significant factor in establishing an appraised value is the actual selling price for properties which the appraiser believes are comparable. Because of the nature of the Partnership's property and the limited market for such property, there can be no assurance that the other properties reviewed by the appraiser are comparable. Further, the appraised value does not reflect the actual costs which would be incurred in selling the property. As a result of these factors and the illiquid nature of an investment in Units of the Partnership, the variation between the appraised value of the Partnership's property and the price at which Units of the Partnership could be sold is likely to be significant. Fiduciaries of Limited Partners which are subject to ERISA or other provisions of law requiring valuation of Units should consider all relevant factors, including but not limited to the net asset value per Unit, in determining the fair market value of the investment in the Partnership for such purposes.

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

The following is a list of the officers and directors of Regional Malls Inc. at December 31, 1997:

     Name                         Office

     Rocco F. Andriola            Director
     Robert J. Hellman            President and Director
     Joan B. Berkowitz            Vice President & Chief Financial Officer
     Robert J. Sternlieb          Vice President

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996,
Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate Law from New York University's Graduate School of Law.

Robert J. Hellman, 43, is a Senior Vice President of Lehman Brothers and is responsible for investment management of retail, commercial and residential real estate. Since joining Lehman Brothers in 1983, Mr. Hellman has been involved in a wide range of activities involving real estate and direct investments including origination of new investment products, restructurings, asset management and the sale of commercial, retail and residential properties. Prior to joining Lehman Brothers, Mr. Hellman worked in strategic planning for Mobil Oil Corporation and was an associate with an international consulting firm. Mr. Hellman received a bachelor's degree from Cornell University, a master's degree from Columbia University, and a law degree from Fordham University.

Joan B. Berkowitz, 38, is a Vice President of Lehman Brothers, responsible for investment management of retail, commercial and residential real estate within the Diversified Asset Group. Ms. Berkowitz joined Lehman Brothers in May 1986 as an accountant in the Realty Investment Group. From October 1984 to May 1986, she was an Assistant Controller to the Patrician Group. From November 1983 to October 1984, she was employed by Diversified Holdings Corporation. From September 1981 to November 1983, she was employed by Deloitte Haskins & Sells. Ms. Berkowitz, a Certified Public Accountant, received a B.S. degree from Syracuse University in 1981.

Robert Sternlieb, 33, is an Assistant Vice President of Lehman Brothers and is responsible for asset management within the Diversified Asset Group.
Mr. Sternlieb joined Lehman Brothers in April 1989 as an asset manager. From May 1986 to April 1989, he was a systems analyst at Drexel Burnham Lambert.
Mr. Sternlieb received a B.S. degree in Finance from Lehigh University in 1986.


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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a) Security ownership of certain beneficial owners

At December 31, 1997, to the Partnership's knowledge, no investor held more than 5% of the outstanding Units.

(b) Security ownership of management

Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1997.

(c) Changes in control

None.

Item 13.  Certain Relationships and Related Transactions

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partner or its affiliates during the past three years is incorporated herein by reference to Note 7 of Notes to the Consolidated Financial Statements.

On July 31, 1993, Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the Partnership or the Partnership's General Partner. However, the assets acquired by Smith Barney included the name "Shearson." Consequently, the general partner changed its name to Regional Malls Inc., the Assignor Limited Partner changed its name to Regional Malls Depositary Corp. and the Owner Partnership changed its name to Shopco Malls L.P. to delete any references to "Shearson."


                                  Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2).


       Index to Consolidated Financial Statements and Schedules
                                                                Page
                                                               Number

      Independent Auditors' Report                               F-1

      Consolidated Balance Sheets
      At December 31, 1997 and 1996                              F-2

      Consolidated Statements of Partners' Capital (Deficit)
      For the years ended December 31, 1997, 1996 and 1995       F-2

      Consolidated Statements of Operations
      For the years ended December 31, 1997, 1996 and 1995       F-3

      Consolidated Statements of Cash Flows
      For the years ended December 31, 1997, 1996 and 1995       F-4

      Notes to the Consolidated Financial Statements             F-5

      Schedule II - Valuation and Qualifying Accounts            F-12

      Schedule III - Real Estate and Accumulated Depreciation    F-13


(b) Exhibits

       Subject to Rule 12b-32 of the Securities Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report.

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

  27   Financial Data Schedule

  98 Complete Appraisal of Real Property for Cranberry Mall as of January 1998 as prepared by Cushman & Wakefield, Inc.

(c) Reports on Form 8-K filed during the fourth quarter of 1997:

       No reports on Form 8-K were filed during the three months ended December 31, 1997.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 30, 1998
                         SHOPCO REGIONAL MALLS, L.P.

                         BY:    Regional Malls, Inc.
                                General Partner



                         BY:    /s/Robert J. Hellman
                         Name:  Robert J. Hellman
                         Title: President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


                         REGIONAL MALLS, INC.
                         General Partner



Date:  March 30, 1998
                         BY:    /s/ Rocco F. Andriola
                                Rocco F. Andriola
                                Director




Date:  March 30, 1998
                         BY:    /s/ Robert J. Hellman
                                Robert J. Hellman
                                President and Director




Date:  March 30, 1998
                         BY:    /s/ Joan Berkowitz
                                Joan Berkowitz
                                Vice President & Chief Financial Officer




Date:  March 30, 1998
                         BY:    /s/ Robert J. Sternlieb
                                Robert J. Sternlieb
                                Vice President





Consolidated Balance Sheets                  At December 31,   At December 31,
                                                        1997              1996
Assets
Real estate (notes 3, 5 and 6):
 Land                                            $ 5,401,132       $ 6,442,555
 Building                                         33,101,956        51,207,886
 Improvements                                        771,912         2,059,544
                                                  39,275,000        59,709,985
 Less accumulated depreciation and amortization            _       (11,512,517)
                                                  39,275,000        48,197,468

Cash and cash equivalents                          9,600,824         8,318,465
Construction escrow (note 5)                         455,246           437,346
Accounts receivable, net of allowance of $366,868
  in 1997 and $160,393 in 1996                       345,148           306,352
Deferred rent receivable                             468,188           322,799
Deferred charges, net of accumulated amortization
 of $79,527 in 1997 and $46,055 in 1996              258,212           291,684
Prepaid expenses                                     410,908           391,501
  Total Assets                                   $50,813,526       $58,265,615

Liabilities, Minority Interest and
  Partners' Capital
Liabilities:
 Accounts payable and accrued expenses           $   104,995       $   108,210
 Other liabilities (note 3)                          111,042                 _
 Mortgages payable (note 6)                       31,025,000        31,025,000
 Due to affiliates (note 8)                           33,748               531
 Security deposits payable                             4,771             4,771
 Deferred income                                     507,574           439,166
  Total Liabilities                               31,787,130        31,577,678
Minority interest                                     15,731            83,185
Partners' Capital (note 4):
 General Partner                                       8,648            84,589
 Limited Partners (70,250 limited partnership
 units authorized issued and outstanding)         19,002,017        26,520,163
  Total Partners' Capital                         19,010,665        26,604,752
  Total Liabilities, Minority Interest
  and Partners' Capital                          $50,813,526       $58,265,615



Consolidated Statement of Partners' Capital (Deficit)
For the years ended December 31, 1997, 1996 and 1995
                                       General         Limited
                                       Partner        Partners           Total
Balance at December 31, 1994        $  (43,318)    $44,240,902     $44,197,584
Net loss                              (175,363)    (17,360,939)    (17,536,302)
Distribution (note 9)                        _      (1,053,750)     (1,053,750)
Balance at December 31, 1995        $ (218,681)    $25,826,213     $25,607,532
Net income                             313,914         693,950       1,007,864
Distributions (note 9)                 (10,644)              _         (10,644)
Balance at December 31, 1996        $   84,589     $26,520,163     $26,604,752
Net loss                               (75,941)     (7,518,146)     (7,594,087)
Balance at December 31, 1997        $    8,648     $19,002,017     $19,010,665






Consolidated Statements of Operations
For the years ended December 31,                1997         1996         1995
Income
Rental income (note 3)                  $  4,886,656  $ 7,954,473 $  8,156,792
Escalation income (note 3)                 2,639,481    4,421,035    5,071,283
Interest income                              480,283      401,786      396,102
Miscellaneous income                         165,569      244,659      182,214
  Total Income                             8,171,989   13,021,953   13,806,391

Expenses
Interest expense                           2,249,312    4,225,832    4,339,057
Property operating expenses                2,448,079    4,738,799    5,015,637
Loss on write-down of real estate          7,572,838    7,910,126   17,903,567
Depreciation and amortization              1,559,102    2,194,527    2,619,786
Real estate taxes                            732,018    1,504,074    1,434,129
General and administrative                   372,181      284,653      206,493
Environmental remediation and
  settlement costs (note 3)                  900,000            _            _
  Total Expenses                          15,833,530   20,858,011   31,518,669

Income (Loss) before extraordinary
 item and minority interest               (7,661,541)  (7,836,058) (17,712,278)

Extraordinary Item:
Gain on foreclosure of property                    _    9,336,544            _
Income (loss) before minority interest    (7,661,541)   1,500,486  (17,712,278)
Minority interest                             67,454     (492,622)     175,976
  Net Income (Loss)                     $ (7,594,087) $ 1,007,864 $(17,536,302)

Net Income (Loss) Allocated:
To the General Partner                  $    (75,941) $   313,914 $   (175,363)
To the Limited Partners                   (7,518,146)     693,950  (17,360,939)
                                        $ (7,594,087) $ 1,007,864 $(17,536,302)

Per limited partnership unit
(70,250 units outstanding):
Net income (loss) before extraordinary item $(107.02)    $(109.33)    $(247.13)
Extraordinary item                                 _       119.21            _
  Net Income (Loss)                         $(107.02)    $   9.88     $(247.13)




Consolidated Statements of Cash Flows
For the years ended December 31,                  1997       1996         1995
Cash Flows From Operating Activities:
Net income (loss)                          $(7,594,087)$1,007,864 $(17,536,302)
Adjustments to reconcile net income (loss)
 to net cash provided by
 operating activities:
   Minority interest                           (67,454)   492,622     (175,976)
   Extraordinary gain on
    foreclosure of property                          _  9,336,544)           _
   Depreciation and amortization             1,559,102  2,194,527    2,619,786
   Loss on write-down of real estate         7,572,838  7,910,126   17,903,567
   Increase (decrease) in cash arising
    from changes in operating assets
    and liabilities:
      Accounts receivable                      (38,796)   308,490      381,703
      Deferred rent receivable                (145,389)  (129,412)      25,259
      Deferred charges                               _     (5,292)    (320,172)
      Prepaid expenses and other assets        (19,407)   (25,529)     (56,742)
      Accounts payable, accrued expenses
          and other liabilities                107,827    206,131      (13,089)
      Accrued interest payable                       _    272,797      172,111
      Due to affiliates                         33,217     (1,476)       1,423
      Security deposits payable                      _          _       (2,200)
      Deferred income                           68,408     25,089       42,498
Net cash provided by operating activities    1,476,259  2,919,393    3,041,866

Cash Flows From Investing Activities:
Additions to real estate                      (176,000)   (55,212)    (836,706)
Construction escrows                           (17,900)   (20,778)     (28,043)
Net cash used for investing activities        (193,900)   (75,990)    (864,749)

Cash Flows From Financing Activities:
Payment of mortgage principal                        _   (552,618)    (564,483)
Distributions paid - minority interest               _    (11,761)     (23,225)
Distributions paid - general partner                 _    (10,644)           _
Distributions paid - limited partners                _   (265,603)    (788,147)
Net cash used for financing activities               _   (840,626)  (1,375,855)

Net increase in cash and cash equivalents 1,282,359 2,002,777 801,262 Cash and cash equivalents, beginning
  of period                                  8,318,465  6,315,688    5,514,426
Cash and cash equivalents, end of period   $ 9,600,824 $8,318,465  $ 6,315,688

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest   $ 2,249,312 $3,953,035  $ 4,166,946

Supplemental Disclosure of Non-Cash Operating Activities:
In 1996, the Owner Partnership transferred $146,241 of net operating liabilities of Assembly Square to Aetna pursuant to the foreclosure sale.

Supplemental Disclosure of Non-Cash Financing Activities:
In connection with the foreclosure sale of Assembly Square in 1996, Aetna released the Owner Partnership from the related $24,190,303 mortgage obligation.

Notes to the Consolidated Financial Statements
December 31, 1997, 1996 and 1995

1. Organization
Shopco Regional Malls, L.P. ("SRM" or the "Partnership") was formed as a limited partnership on March 11, 1988 under the laws of the State of Delaware. The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership"), a Delaware limited partnership, which in October 1988 purchased The Mall at Assembly Square ("Assembly Square") and Cranberry Mall ("Cranberry"). The Partnership sold Assembly Square at a foreclosure sale during 1996. Cranberry is held for investment as of December 31, 1997.

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

2. Summary of Significant Accounting Policies

Basis of Accounting - The consolidated financial statements of SRM have been prepared on the accrual basis of accounting and include the accounts of SRM and the Owner Partnership. All significant intercompany accounts and transactions have been eliminated.

Real Estate - Prior to December 31, 1997, real estate, which consists of buildings, land and improvements at Cranberry, was recorded at cost less accumulated depreciation and amortization. Cost includes the initial purchase price of each property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of improvements is computed using the straight-line method over estimated useful lives of 7 to 12 years.

Impairment of Long-Lived Assets - Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), requires the Partnership to assess its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate.

At December 31, 1997 and 1996, the Partnership completed reviews of recoverability of the carrying amount of Cranberry and related accounts based upon estimates of undiscounted future cash flows expected to result from Cranberry's use and eventual disposition. Based upon the review completed at December 31, 1997, and a change in the estimated holding period for Cranberry, the Partnership wrote down the carrying value of Cranberry and related assets in the amount of $7,572,838 in accordance with FAS 121 (See Note 3).

At December 31, 1996 and 1995, the Partnership completed reviews of recoverability of the carrying amount of Assembly Square and related accounts based upon estimates of undiscounted future cash flows expected to result from Assembly Square's use and eventual disposition at that time. Based upon those reviews completed in prior years, the Partnership wrote down the carrying value of Assembly Square and related accounts in the amount of $7,910,126 and $17,903,567 in 1996 and 1995, respectively.

Fair Value of Financial Instruments - Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires the Partnership to disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

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

Deferred Charges - Mortgage commitment and placement fees, and extension fees are being amortized over the life of the mortgages payable. Leasing commissions are amortized using the straight-line method over 7 years, which approximates the average life of the leases.

Offering Costs - Offering costs are non-amortizable and are deducted from limited partners' capital.

Transfer of Units and Distributions - Net income or loss from operations is allocated to registered Unitholders. Upon the transfer of a limited partnership unit, net income (loss) from operations attributable to such unit generally is allocated between the transferor and the transferee based on the number of days during the year of transfer that each is deemed to have owned the unit. The Unitholder of record on the first day of the calendar month is deemed to have transferred their interest on the first day of such month.

Distributions of operating cash flow, as defined in the Partnership Agreement, will be paid on a quarterly basis to registered Unitholders on record dates established by the Partnership. Distributions are generally paid 45 days after quarter end.

Income Taxes - No provision is made for income taxes in the consolidated financial statements since such liability is the liability of the individual partners.

Net Income (Loss) Per Limited Partnership Unit - Net income (loss) per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the period.

Rental Income and Deferred Rent - The Partnership leases its property to tenants under operating leases with various terms. Deferred rent receivable consists of rental income which is recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

Cash and Cash Equivalents - Cash and cash equivalents consist of short-term, highly liquid investments which have maturities of three months or less from the date of issuance. The carrying amount approximates fair value because of the short maturity of these investments.

Concentration of Credit Risk - Financial instruments which potentially subject the Partnership to a concentration of credit risk principally consist of cash and cash equivalents in excess of the financial institutions' insurance limits. The Partnership invests available cash with high credit quality financial institutions.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation.

3. Real Estate
SRM's real estate consisted of one enclosed mall as of December 31, 1997 and 1996, and two malls as of December 31, 1995.

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

On September 18, 1995, Caldor filed for protection under the U.S. Federal Bankruptcy Code. Caldor has been current with its rental payments to the Partnership since the bankruptcy filing. At Caldor's request, Caldor and the Partnership negotiated an agreement that provided Caldor with rent relief over four years. The material terms of this agreement reduce Caldor's rent from the original lease terms at the Mall by $175,000 in the first year of the agreement and by $125,000 in each of the three successive years, after which the rent returns to the original amount indicated in Caldor's lease. The agreement was approved by the lender and took effect July 1, 1997. Caldor represented approximately 10% of Cranberry's rental income for the years ended
December 31, 1997, and 1996.

In February 1998, Caldor announced that it will be closing its store at Cranberry, effective July 1, 1998. The General Partner is working to secure a new anchor tenant for Caldor's space, although Caldor could attempt to sell its lease at the Mall. Attracting a replacement anchor is likely to take time and require substantial capital outlays by the Partnership to fund tenant improvements. In the event that a new tenant is not secured by the date of Caldor's departure, cash flow generated by Cranberry will be reduced assuming Caldor rejects its lease.

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

On July 7, 1997, Montgomery Ward filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry store was not among those scheduled to be closed, Montgomery Ward may in the future, with court approval, choose to reject or accept the terms of its lease.

The following is a schedule of the remaining minimum lease payments as called for under the lease agreements, excluding the Caldor lease after June 30, 1998:

                 Year ending
                 December 31,           Amount
                 1998            $   3,825,131
                 1999                3,265,924
                 2000                2,914,690
                 2001                2,503,813
                 2002                2,409,321
                 Thereafter          9,200,164
                                 $  24,119,043

In addition to the minimum lease amounts, the leases provide for percentage rents and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1997, 1996 and 1995, respectively, percentage rents amounted to $240,961, $293,718 and $269,609 for Cranberry. These amounts are included in rental income. For the years ended December 31, 1997, 1996 and 1995, respectively, temporary tenant income amounted to $291,706, $296,226 and $330,111 for Cranberry. These amounts are included in rental income.

The appraised fair market values, as determined by an independent appraisal firm, at January 1, 1998 and 1997 were $40,000,000 and $42,700,000, respectively, for Cranberry.

Assembly Square
The Mall at Assembly Square in Somerville, Massachusetts was purchased on October 11, 1988 for $42,358,000. Assembly Square contained approximately 322,000 square feet of gross leasable area (including kiosk space) including two anchor tenants: Macy's, formerly Jordan Marsh, and Kmart.

For the years ended December 31, 1996 and 1995, respectively, percentage rents amounted to $151,981 and $91,191 for Assembly Square. For the years ended December 31, 1996 and 1995, respectively, temporary tenant income amounted to $267,757 and $270,498 for Assembly Square.

The appraised fair market value, as determined by an independent appraisal firm, at January 1, 1996 was $23,500,000 for Assembly Square. No appraisal was obtained after January 1, 1996.

A decrease in the appraised fair market value of Assembly Square from December 31, 1994, to December 31, 1995, and the near-term maturity date of the Assembly Square mortgage loan were determined by management to be indicators of impairment of the carrying value of Assembly Square. Management completed a recoverability review of the carrying value of Assembly Square based upon an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. As of December 31, 1995, management concluded that the sum of the undiscounted future cash flows estimated to be generated by Assembly Square was less than its carrying value and, as a result, the Partnership recorded a loss provision of $17,903,567 to reduce Assembly Square's carrying value to its estimated fair value of $23,500,000 as of December 31, 1995.

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

Foreclosure Sale of Assembly Square
On October 15, 1996, the Owner Partnership received notice of default from its lender, Aetna Life Insurance Company ("Aetna"), due to the Owner Partnership's failure to escrow real estate taxes with Aetna as required under the Mortgage and Security Agreement (the "Mortgage") secured by Assembly Square. On account of such default, and pursuant to its rights and remedies under the Mortgage, Aetna declared the entire outstanding mortgage loan balance immediately due and payable. On November 26, 1996, Aetna commenced advertising for a public nonjudicial foreclosure sale to be held on December 20, 1996. On
December 20, 1996, Aetna acquired Assembly Square at the foreclosure sale and, as a result, the Partnership recognized a gain from the foreclosure sale of $9,336,544. The gain was allocated to the partners in accordance with the Partnership Agreement.

Subsequent to the date of foreclosure, Aetna advised the Partnership that it would pursue environmental remediation claims for land contamination under the terms of the Mortgage. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement whereby the Partnership paid $400,000 to Aetna for a complete release from the Mortgage's loan covenants. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership separately funded approximately $500,000 to pay for work performed to address environmental conditions at Assembly Square. Accordingly, the Partnership recognized a provision of $900,000 for environmental remediation and settlement costs in the accompanying consolidated statements of operations for the year ended December 31, 1997. At
December 31, 1997, $788,958 of this amount had been paid by the Partnership.

It is uncertain whether the Commonwealth of Massachusetts will test the remediation performed at Assembly Square, whether such tests would lead to additional remediation or Aetna will pursue additional claims against the Partnership.

The Partnership has demanded contribution from a prior owner of Assembly Square for the amounts the Partnership expended in connection with the environmental site remediation. The prior owner has responded to the Partnership's demand by making a preliminary offer to pay a portion of the site remediation costs. The Partnership has rejected the amount and terms of the prior owner's offer. It is uncertain at this time whether the Partnership will recover remediation costs from this prior owner. No amounts have been provided for the recovery of remediation costs from others in the accompanying consolidated financial statements.

4. Partnership Agreement
The Partnership has a 98% interest in the operating income, profits and cash distributions, and a 99% interest in the operating losses, of the Owner Partnership. The Limited Partnership Agreement provides that all operating income, operating losses and cash distributions are generally allocated 1% to the General Partner and 99% to the Unitholders.

5. Construction Escrow
In 1990, the Partnership borrowed $3,775,000 to fund the expansion of Montgomery Ward at Cranberry. During 1991, $3,425,000 of the funds were released. The remaining proceeds of $455,246, inclusive of interest income, remain in a construction escrow account as of December 31, 1997.

6. Mortgages Payable
                                                            1997         1996
Secured by Cranberry. Interest only, at 7.25%,
  payable monthly until maturity on April 1, 1999 $ 27,250,000 $ 27,250,000 Secured by Cranberry. Interest only, at 7.25%,
  payable monthly until maturity on April 1, 1999      3,775,000    3,775,000
                                                    $ 31,025,000 $ 31,025,000

Cranberry Mall
The original notes secured by Cranberry matured on November 1, 1993. The lender, Metropolitan Life Insurance Company, agreed to extend the maturity date of the notes to May 1, 1994. During the extension period, the General Partner and Metropolitan Life Insurance Co. continued discussions and reached an agreement to modify and extend the notes on mutually acceptable terms. Under the terms of the agreement, the amended Cranberry notes, effective
April 1, 1994, require payments of interest only on the unpaid principal balance of $31,025,000 at an interest rate of 7.25% per annum until their maturity on April 1, 1999. Interest expense for the years ended
December 31, 1997, 1996 and 1995 was $2,249,312, $2,762,279, and $2,925,892.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms, the fair value of the Cranberry notes approximates its carrying value as of the balance sheet date.

Assembly Square
The Owner Partnership had a $28,000,000 mortgage loan secured by Assembly Square which was scheduled to mature on November 1, 1997, bore interest at a rate of 8.5% per annum, and required monthly payments of principal and interest based upon a twenty-year amortization schedule. Interest expense for 1996 and 1995 was $1,976,520 and $2,089,745 respectively.

As discussed in Note 3, the Owner Partnership received notice of default from Aetna due to the Owner Partnership's failure to escrow real estate taxes with the lender. On account of such default, and pursuant to its rights and remedies under the mortgage, Aetna declared the entire outstanding mortgage loan balance (as such term is defined in the mortgage) immediately due and payable. On November 6, 1996, the Owner Partnership received notice of default from Aetna for failure to pay the November 1, 1996 monthly installment of principal and interest. As discussed in Note 3, Aetna bid $15 million and obtained title to Assembly Square at the foreclosure sale. As a result, the outstanding balance of the Aetna loan of $24,190,303 was forgiven on December 20, 1996.

7. Transactions With Related Parties
Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner and affiliates, at cost, for certain administrative expenses. For the years ended December 31, 1997, 1996, and 1995, costs were $3,495, $5,719, and $8,595, respectively. At December 31, 1997 and 1996, $133 and $531 were due to the General Partner and affiliates for these expenses.

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. For the year ended December 31, 1997, costs were $95,549 of which $33,615 was unpaid at December 31, 1997. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Cash and Cash Equivalents - Certain cash accounts were on deposit with an affiliate of the General Partner during a portion of 1996. As of December 31, 1996 and throughout 1997, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

8. Management Agreement
On May 1, 1997 the Partnership withdrew from its former management agreement with Shopco Management Corporation, an affiliate of the Owner Partnership, and entered into an agreement with Insignia Retail Group, Inc. ("Insignia"). Insignia receives an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The agreement expires on April 30, 1998 and can be renewed annually for one-year terms. For the years ended December 31, 1997, 1996 and 1995, respectively, management fees earned by Shopco Management Corporation were $69,849, $327,712 and $321,379. The management fee earned by Insignia during 1997 was $119,901.

9. Distributions to Limited Partners
Distributions to the limited partners for 1995 were $1,053,750 ($15 per limited partnership unit) which were paid during 1996 and 1995. No cash distributions were declared payable to limited partners during 1997 and 1996.

10. Reconciliation of Consolidated Financial Statement Basis Net Income (Loss) and Partners' Capital To Federal Income Tax Basis Net Income (Loss) and Partners' Capital Reconciliations of consolidated financial statement basis net income (loss) and partners' capital to federal income tax basis net income (loss) and partners' capital follow:

                                             1997          1996           1995
Consolidated financial statement
  basis net income (loss)             $(7,594,087) $  1,007,864   $(17,536,302)
Tax basis depreciation over financial
  statement depreciation                 (211,566)     (768,323)      (357,373)
Tax basis recognition of deferred
  income over (under) financial
  statement recognition of deferred
  income                                   18,224       (33,640)        (6,913)
Tax basis recognition of real
  estate taxes under (over) financial
  statement recognition of real
  estate taxes                            (14,115)            _         (2,497)
Tax basis recognition of rental income
  over (under) financial statement
  recognition of rental income           (143,936)     (128,118)        25,007
  Tax basis recognition of loss
  on property sale over financial
  statement recognition of gain
  on sale                                       _   (23,612,844)             _
Financial statement loss on
  write-down of properties               7,497,11    17,910,126     17,903,567
Other                                           _       (26,177)         5,317
Federal income tax basis
  net income (loss)                   $  (448,369) $(15,651,112)  $     30,806



                                             1997          1996           1995
Financial statement basis partners'
  capital                             $19,010,665   $26,604,752    $25,607,532
Current year financial statement net income
  (loss) over (under) federal income
  tax basis  net income (loss)          7,145,718   (16,658,976)    17,567,108
Cumulative federal income tax basis net loss
  over (under) cumulative financial
  statement net loss                      795,966    17,454,942       (112,166)
Federal income tax basis partners'
  capital                             $26,952,349   $27,400,718    $43,062,474

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.

11. Litigation
On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware and for New Castle County on behalf of all persons who purchased units in the Partnership, among other investments. The complaint names the General Partner of the Partnership, Lehman Brothers Inc. and others (the "Defendants"). This case consolidates previous actions against the Defendants. The Partnership was not named as a defendant. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty by the Defendants based on the foregoing. The Defendants intend to defend the action vigorously.



                  Independent Auditors' Report



The Partners
Shopco Regional Malls, L.P.:


We have audited the consolidated financial statements of Shopco Regional Malls, L.P. (a Delaware limited partnership) and consolidated partnership as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shopco Regional Malls, L.P. and consolidated partnership as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP

Boston, Massachusetts
March 18, 1998




Schedule II Valuation and Qualifying Accounts

                                 Balance at  Charged to             Balance at
                                  Beginning   Costs and                 End of
                                  of Period    Expenses   Deductions    Period
Allowance for doubtful accounts:
Year ended December 31, 1995:     $ 604,598   $ 342,127   $  148,942  $ 797,783
Year ended December 31, 1996:       797,783     419,095    1,056,485    160,393
Year ended December 31, 1997:     $ 160,393   $ 207,803   $    1,328  $ 366,868


Schedule III - Real Estate and Accumulated Depreciation
December 31, 1997
                                            Cranberry Mall
                                           Shopping Center

Location                                   Westminster, MD

Construction date                                     1980
Acquisition date                                     10-88
Life on which depreciation
in latest income statements
is computed                                            (3)
Encumbrances                                  $ 31,025,000
Initial cost to Partnership:
     Land                                        6,610,235
     Buildings and
     improvements                               47,649,669
Costs capitalized
subsequent to acquisition:
     Land, buildings
     and improvements                            5,450,081

Gross amount at which
carried at close of period:
     Land                                     $  5,401,132
     Buildings and
     improvements                               33,873,868
                                              $ 39,275,000


(1) The initial cost to the Partnership represents the original purchase price of the property.
(2) For Federal income tax purposes, the costs basis of the land, building and improvements at December 31, 1997 is $71,625,476.
(3) Buildings - 40 years; personal property - 12 years; tenant improvements - 7 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1997, 1996, and 1995 follows:

                                    1997             1996             1995
Real estate investments:
Beginning of year          $  59,709,985     $ 83,291,450     $107,034,954
Additions                        176,000           55,212          836,706
Writedown                    (20,610,985)      (8,636,677)     (24,522,234)
Dispositions                           _      (15,000,000)         (57,976)
End of year                $  39,275,000     $ 59,709,985     $ 83,291,450

Accumulated depreciation:
Beginning of year          $  11,512,517     $ 10,129,658     $ 14,227,478
Depreciation expense           1,525,630        2,109,410        2,520,847
Writedown                    (13,038,147)        (726,551)      (6,618,667)
Dispositions                           _                _                _
End of year                $           _     $ 11,512,517     $ 10,129,658