Form 10-Q
period 1998-03-31
SHOPCO REGIONAL MALLS LP
filed 1998-05-15
CIK 830738

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X    Quarterly Report Pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934

          For the Quarterly Period Ended March 31, 1998

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



Consolidated Balance Sheets                 (unaudited)
                                           At March 31,       At December 31,
                                                  1998                  1997
Assets
Real estate investments:
  Land                                    $  5,401,132          $  5,401,132
  Building                                  33,101,956            33,101,956
  Improvements                                 771,912               771,912
                                            39,275,000            39,275,000
  Less accumulated depreciation               (335,522)                    _
                                            38,939,478            39,275,000

Cash and cash equivalents                   10,484,783             9,600,824
Construction escrow                            459,746               455,246
Accounts receivable, net of allowance
 of $356,682 in 1998 and $366,868 in 1997      333,705               345,148
Deferred rent receivable                       498,878               468,188
Deferred charges, net of accumulated
 amortization of $87,767 in 1998 and
 $79,527 in 1997                               249,972               258,212
Prepaid expenses                               201,677               410,908
        Total Assets                      $ 51,168,239          $ 50,813,526

Liabilities, Minority Interest and
 Partners' Capital
Liabilities:
  Accounts payable and accrued expenses   $     93,583          $    104,995
  Other liabilities                             93,511               111,042
  Mortgages payable                         31,025,000            31,025,000
  Due to affiliates                             34,000                33,748
  Security deposits payable                      4,771                 4,771
  Deferred income                              445,276               507,574
        Total Liabilities                   31,696,141            31,787,130
Minority interest                               24,101                15,731
Partners' Capital:
  General Partner                               13,021                 8,648
  Limited Partners (70,250 limited
  partnership units authorized issued
  and outstanding)                          19,434,976            19,002,017
        Total Partners' Capital             19,447,997            19,010,665
        Total Liabilities, Minority
        Interest and Partners' Capital    $ 51,168,239          $ 50,813,526



Consolidated Statement of Partners' Capital (unaudited)
For the three months ended March 31, 1998
                                          General        Limited
                                          Partner       Partners         Total
Balance at December 31, 1997            $   8,648   $ 19,002,017  $ 19,010,665
Net income                                  4,373        432,959       437,332
Balance at March 31, 1998               $  13,021   $ 19,434,976  $ 19,447,997



Consolidated Statements of Operations (unaudited)
For the three months ended March 31,                  1998               1997
Income
Rental income                                  $ 1,191,460        $ 1,218,596
Escalation income                                  701,661            677,741
Interest income                                    135,317            112,717
Miscellaneous income                                19,294             13,458
     Total Income                                2,047,732          2,022,512
Expenses
Interest expense                                   562,328            562,328
Property operating expenses                        433,212            481,235
Depreciation and amortization                      343,762            386,799
Real estate taxes                                  186,569            179,440
General and administrative                          76,159            125,344
     Total Expenses                              1,602,030          1,735,146
Income before minority interest                    445,702            287,366
Minority interest                                   (8,370)            (6,494)
        Net Income                             $   437,332        $   280,872
Net Income Allocated:
To the General Partner                         $     4,373        $     2,809
To the Limited Partners                            432,959            278,063
                                               $   437,332        $   280,872
Per limited partnership unit
(70,250 outstanding)                                 $6.16              $3.96



Consolidated Statements of Cash Flows (unaudited)
For the three months ended March 31,                  1998               1997

Cash Flows From Operating Activities:
Net income                                      $  437,332         $  280,872
Adjustments to reconcile net income to net cash
provided by operating activities:
   Minority interest                                 8,370              6,494
   Depreciation and amortization                   343,762            386,799
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
        Accounts receivable                         11,443            (22,268)
        Deferred rent receivable                   (30,690)           (36,881)
        Prepaid expenses                           209,231            184,874
        Accounts payable and accrued expenses      (28,943)            10,845
        Due to affiliates                              252             36,489
        Deferred income                            (62,298)           (51,243)
Net cash provided by operating activities          888,459            795,981
Cash Flows From Investing Activities:
Construction escrow                                 (4,500)            (5,000)
Net cash used for investing activities              (4,500)            (5,000)
Net increase in cash and cash equivalents          883,959            790,981
Cash and cash equivalents, beginning of period   9,600,824          8,318,465
Cash and cash equivalents, end of period       $10,484,783        $ 9,109,446

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $562,328           $562,328



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 and the consolidated statement of partners' capital for the three months ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1997 which require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Part 1, Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. The General Partner is working to secure a new anchor tenant for Caldor's space, although Caldor could attempt to sell its lease at the Mall to another retailer. Attracting a replacement anchor is likely to take time and require substantial capital outlays by the Partnership to fund alterations necessary to accommodate another tenant. Furthermore, in the event that a new tenant is not secured and Caldor rejects its lease, cash flow at the Property will be reduced.

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

At March 31, 1998, the Partnership had cash and cash equivalents totaling $10,484,783, compared with $9,600,824 at December 31, 1997. The increase is primarily due to net cash provided by operating activities exceeding net cash used for investing activities.

Prepaid expenses decreased from $410,908 at December 31, 1997 to $201,677 at March 31, 1998. The balance at March 31, 1998 reflects two months of prepaid insurance and one quarter of prepaid real estate taxes, while the balance at December 31, 1997 represents five months of prepaid insurance and two quarters of prepaid real estate taxes.

Deferred income decreased from $507,574 at December 31, 1997 to $445,276 at March 31, 1998 primarily due to differences in the timing of billing tenants for their share of real estate taxes.

Results of Operations

For the three months ended March 31, 1998, the Partnership generated net income of $437,332 compared to $280,872 during the same period in 1997. The increase in net income reflects an increase in escalation income, and a decrease in property operating expenses, depreciation expense and general and administrative expenses.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income increased from $677,741 for the three months ended March 31, 1997 to $701,661 for the three months ended March 31, 1998 mainly due to an increase in common area maintenance expenses which are charged back to tenants.

Interest income increased for the three months ended
March 31, 1998 in comparison to the same period in 1997 due to the Partnership maintaining higher average cash balances during the 1998 period.

Property operating expenses decreased from $481,235 for the three months ended March 31, 1997 to $433,212 for the three months ended March 31, 1998, primarily due to lower bad debt expenses associated with a tenant at the property.

Depreciation and amortization expense decreased from $386,799 for the three months ended March 31, 1997 to $343,762 for the three months ended March 31, 1998, due to the write-down of Cranberry to its estimated fair market value at December 31, 1997.

General and administrative expenses for the three months ended March 31, 1998 were $76,159, compared to $125,344, for the same period in 1997. The decrease reflects lower legal expenses and a decrease in certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership.

Mall tenant sales at Cranberry for the three months ended March 31, 1998 were $7,281,000, compared with sales of $7,488,000 for the three months ended March 31, 1997. Mature tenant sales for the three months March 31, 1998 were $6,585,000, compared with sales of $6,807,000 for the three months ended March 31, 1997. As of March 31, 1998 and 1997, Cranberry was 81% and 82% occupied, respectively (exclusive of anchor and outparcel tenants).

                                1998         1997   % Change
Total tenant sales       $ 7,281,000  $ 7,488,000     (2.8)%
Mature tenant sales*       6,585,000    6,807,000     (3.3)%
Occupancy at March 31            81%          82%     (1.0)%

* Mature tenant sales include tenants who operated at the Mall for each of the last two years.


Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits

              (27) Financial Data Schedule

          (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SHOPCO REGIONAL MALLS, L.P.

                    BY:  REGIONAL MALLS, INC.
                         General Partner



Date: May 13, 1998       BY:  /s/ Robert J. Hellman
                              Robert J. Hellman
                              President


Date: May 13, 1998       BY:  /s/ Joan Berkowitz
                              Joan Berkowitz
                              Vice President and Chief Financial Officer