Form 10-Q
period 1998-06-30
SHOPCO REGIONAL MALLS LP
filed 1998-08-14
CIK 830738

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 1998

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

                         (212) 526-3183
       Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes    X    No ____



Consolidated Balance Sheets                   At June 30,      At December 31,
                                                    1998                 1997
                                              (unaudited)            (audited)
Assets
Real estate, at cost:
 Land                                        $         _          $ 5,401,132
 Building                                              _           33,101,956
 Improvements                                          _              771,912
                                                       _           39,275,000
Less accumulated depreciation
  and amortization                                     _                    _
                                                       _           39,275,000

Real estate assets held for disposition       39,389,583                    _
Cash and cash equivalents                     11,050,912            9,600,824
Construction escrows                             464,246              455,246
Accounts receivable, net of allowance
 of $93,442 in 1998 and $366,868 in 1997         430,022              345,148
Deferred rent receivable                               _              468,188
Deferred charges, net of accumulated
 amortization of $3,975 in 1998 and
 $79,527 in 1997                                     995              258,212
Prepaid expenses                                  88,140              410,908
  Total Assets                               $51,423,898          $50,813,526

Liabilities, Minority Interest and
 Partners' Capital
Liabilities:
 Accounts payable and accrued expenses       $   128,859          $   104,995
 Mortgage payable                             31,025,000           31,025,000
 Due to affiliates                                34,500               33,748
 Security deposits payable                         4,771                4,771
 Deferred income                                 327,832              507,574
 Other liabilities                                80,899              111,042
  Total Liabilities                           31,601,861           31,787,130
Minority interest                                 31,060               15,731
Partners' Capital:
 General Partner                                  16,451                8,648
 Limited Partners(70,250 limited
 partnership units authorized issued
 and outstanding)                             19,774,526           19,002,017
  Total Partners' Capital                     19,790,977           19,010,665
  Total Liabilities, Minority Interest
   and Partners' Capital                     $51,423,898          $50,813,526



Consolidated Statement of Partners' Capital (Unaudited)
For the six months ended June 30, 1998
                                         General        Limited
                                         Partner       Partners          Total

Balance at December 31, 1997            $  8,648   $ 19,002,017   $ 19,010,665
Net Income                                 7,803        772,509        780,312
Balance at June 30, 1998                $ 16,451   $ 19,774,526   $ 19,790,977



Consolidated statements of Operations (UNAUDITED)

                          Three months ended June 30,  Six months ended June 30,
                               1998          1997         1998         1997
Income
Rental income               $ 1,174,148  $ 1,203,784  $ 2,365,608  $ 2,422,380
Escalation income               671,728      664,919    1,373,389    1,342,660
Interest income                 153,361      120,268      288,678      232,985
Miscellaneous income             17,228       16,613       36,522       30,071
        Total Income          2,016,465    2,005,584    4,064,197    4,028,096
Expenses
Interest expense                562,328      562,328    1,124,656    1,124,656
Property operating expenses     470,245      813,434      903,457    1,294,669
Depreciation and amortization   343,704      386,789      687,466      773,588
Real estate taxes               186,569      179,440      373,138      358,880
General and administrative      103,680      104,720      179,839      230,064
Environmental remediation and
  settlement costs                    _      900,000            _      900,000
        Total Expenses        1,666,526    2,946,711    3,268,556    4,681,857
Income before minority
 interest                       349,939     (941,127)     795,641     (653,761)
Minority interest                (6,959)         437      (15,329)      (6,057)
        Net Income (Loss)   $   342,980  $  (940,690)  $  780,312  $  (659,818)
Net Income (Loss) Allocated:
To the General Partner      $     3,430  $    (9,407)  $    7,803  $    (6,598)
To the Limited Partners         339,550     (931,283)     772,509     (653,220)
                            $   342,980  $  (940,690)  $  780,312  $  (659,818)
Per limited partnership unit
(70,250 outstanding)             $ 4.84     $ (13.26)     $ 11.00      $ (9.30)



Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30,                        1998             1997

Cash Flows From Operating Activities:
Net income                                        $   780,312      $  (659,818)
Adjustments to reconcile net income to net cash
provided by operating activities:
 Minority interest                                     15,329            6,057
 Depreciation and amortization                        687,466          773,588
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Accounts receivable                                 (84,874)         (13,118)
  Deferred rent receivable                            (76,644)         (71,804)
  Prepaid expenses                                    322,768          308,402
  Accounts payable and accrued expenses                23,864           65,138
  Other liabilities                                   (30,143)         900,000
  Due to affiliates                                       752             (345)
  Deferred income                                    (179,742)        (114,629)
Net cash provided by operating activities           1,459,088        1,193,471
Cash Flows From Investing Activities:
Construction escrows                                   (9,000)         (10,000)
Net cash used for investing activities                 (9,000)         (10,000)
Net increase in cash and cash equivalents           1,450,088        1,183,471
Cash and cash equivalents, beginning of period      9,600,824        8,318,465
Cash and cash equivalents, end of period          $11,050,912      $ 9,501,936

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $ 1,124,656      $ 1,124,656

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partners' intent to sell the property, real estate held for investment, deferred rent receivable and prepaid leasing commissions in the amounts of $38,603,961, $544,832, and $240,790, respectively, were reclassified to "Real estate assets held for disposition" in June of 1998.



Notes to the Consolidated Financial Statements

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997, cash flows for the six months ended June 30, 1998 and 1997 and the consolidated statement of partners' capital for the six months ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassification Certain prior year amounts have been reclassified to conform to the current year's presentation.

The Partnership's real estate assets, deferred rent receivable and prepaid leasing costs were reclassified on the consolidated balance sheets at June 30, 1998 to "Real estate assets held for disposition." Accordingly, the Partnership has suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on July 1, 1998.

No significant events have occurred subsequent to fiscal year
1997, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part 1, Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease with bankruptcy court approval and the Partnership's claim for unpaid rent and rejection damages under Caldor's lease will be filed shortly. The General Partner is working to secure a new anchor tenant for Caldor's space, although attracting a replacement anchor is likely to take time and require substantial capital outlays by the Partnership to fund alterations necessary to accommodate another tenant. In the event that a new tenant is not secured, cash flow at the Property will be reduced.

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

During the second quarter of 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the Mall, the Partnership's real estate has been recorded on the Partnership's June 30, 1998 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at June 30, 1998 totaled $39,389,583. Efforts to sell the Mall, however, are likely to be impacted by the uncertain status of Caldor's space and Montgomery Ward's store, and there can be no assurance that the Mall will be sold in 1998 or for a specified price.

At June 30, 1998, the Partnership had cash and cash equivalents totaling $11,050,912, compared with $9,600,824 at December 31, 1997. The increase is primarily due to net cash provided by operating activities exceeding net cash used for investing activities.

Deferred rent receivable decreased from $468,188 at December 31, 1997 to $0 at June 30, 1998, due to the reclassification of the Partnership's assets as "Real estate assets held for disposition."

Prepaid expenses decreased from $410,908 at December 31, 1997 to $88,140 at June 30, 1998. The balance at June 30, 1998 reflects eleven months of prepaid insurance, while the balance at December 31, 1997 represents five months of prepaid insurance and two quarters of prepaid real estate taxes.

Deferred charges, net of accumulated amortization, decreased from $258,212 at December 31, 1997 to $995 at June 30, 1998, primarily due to deferred charges relating to mortgage, organizational and leasing costs in the amount of $240,790 being reclassified as "Real estate assets held for disposition."

Accounts payable and accrued expenses increased to $128,859 at June 30, 1998 from $104,995 at December 31, 1997, primarily due to the timing of payments for administrative, audit and appraisal fees.

Deferred income decreased from $507,574 at December 31, 1997 to $327,832 at June 30, 1998, primarily due to differences in the timing of billing tenants for their share of real estate taxes.

Other liabilities decreased to $80,899 at June 30, 1998 from $111,042 at December 31, 1997, primarily due to the payment of environmental damage expenses during the 1998 period which were recorded in 1997.

Results of Operations

For the three and six months ended June 30, 1998, the Partnership generated net income of $342,980 and $780,312, respectively, compared to net losses of $940,690 and $659,818, respectively, for the corresponding periods in 1997. The changes from net loss to net income primarily reflect the recognition in the 1997 periods of costs associated with the Settlement Agreement reached with Aetna in August 1997 and environmental remediation which together totaled $900,000.
To a lesser extent, the change is due to decreases in property operating expenses for the 1998 periods.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $671,728 and $1,373,389 for the three and six months ended June 30, 1998, respectively, largely unchanged from $664,919 and $1,342,660, respectively, for the corresponding periods in 1997.

Interest income totaled $153,361 and $288,678 for the three and six months ended June 30, 1998, respectively, compared with $120,268 and $232,985, respectively, for the same periods in 1997. The increases are due to the Partnership maintaining higher average cash balances during the 1998 periods.

Property operating expenses totaled $470,245 and $903,457 for the three and six months ended June 30, 1998, respectively, compared with $813,434 and $1,294,669, respectively, for the corresponding periods in 1997. The decreases are primarily due to lower general operating expenses including payroll expenses and common area charges, and lower bad debt expenses associated with a tenant at the property.

Depreciation and amortization expense totaled $343,704 and $687,466 for the three and six months ended June 30, 1998, compared with $386,789 and $773,588, respectively, for the corresponding periods in 1997. The decreases are due to the write-down of Cranberry to its estimated fair market value at December 31, 1997.

General and administrative expenses for the three and six months ended June 30, 1998 were $103,680 and $179,839, respectively, compared with $104,720 and $230,064, respectively, for the same periods in 1997. The decrease for the six-month period reflects lower legal expenses and a decrease in certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership.

Mall tenant sales at Cranberry for the five months ended
May 31, 1998 were $12,658,000, compared with sales of $12,650,000 for the five months ended May 31, 1997. Mature tenant sales for the five months ended May 31, 1998 were $11,258,000, compared with sales of $11,074,000 for the five months ended May 31, 1997. As of June 30, 1998 and 1997, Cranberry was 81% and 86% occupied, respectively (exclusive of anchor and outparcel tenants).



Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)   Exhibits

              (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         SHOPCO REGIONAL MALLS, L.P.

                         BY:  REGIONAL MALLS INC.
                              General Partner


Date: August 14, 1998         BY:  /s/Robert J. Hellman
                                   Robert J. Hellman
                                   President


Date: August 14, 1998         BY:  /s/Joan Berkowitz
                                   Joan Berkowitz
                                   Vice President and Chief
                                   Financial Officer