Form 10-Q
period 1998-09-30
SHOPCO REGIONAL MALLS LP
filed 1998-11-16
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X          Quarterly Report Pursuant to Section 13 or 15(d)
    ---              of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1998

                                       or

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Transition period from ______ to ______


                        Commission File Number: 33-20614


                           SHOPCO REGIONAL MALLS, L.P.
              Exact Name of Registrant as Specified in its Charter


           Delaware                                      13-3217028
State or Other Jurisdiction                  I.R.S. Employer Identification No.
of Incorporation or Organization


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                      10285
Address of Principal Executive Offices                    Zip Code

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

                                 Yes X   No ____

CONSOLIDATED BALANCE SHEETS
                                             At September 30,   At December 31,
                                                        1998              1997
                                                  (unaudited)         (audited)
                                             ---------------    --------------
Assets
Real estate, at cost:
   Land                                          $        --       $ 5,401,132
   Building                                               --        33,101,956
   Improvements                                           --           771,912
                                                 -----------       -----------
                                                          --        39,275,000
Less accumulated depreciation and amortization            --                --
                                                 -----------       -----------
                                                          --        39,275,000
Real estate assets held for disposition           39,419,531                --
Cash and cash equivalents                         10,683,497         9,600,824
Construction escrows                                 468,746           455,246
Accounts receivable, net of allowance of
  $169,442 in 1998 and $366,868 in 1997              540,426           345,148
Deferred rent receivable                                  --           468,188
Deferred charges, net of accumulated
  amortization of $3,975 in 1998 and
  $79,527 in 1997                                        995           258,212
Prepaid expenses                                     633,823           410,908
                                                 -----------       -----------
      Total Assets                               $51,747,018       $50,813,526
                                                 ===========       ===========
Liabilities, Minority Interest
and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses          $    96,334       $   104,995
  Mortgage payable                                31,025,000        31,025,000
  Distributions payable                            5,408,155                --
  Due to affiliates                                   35,500            33,748
  Security deposits payable                            7,271             4,771
  Deferred income                                    491,697           507,574
  Other liabilities                                   20,577           111,042
                                                 -----------       -----------
      Total Liabilities                           37,084,534        31,787,130
                                                 -----------       -----------
Minority Interest                                    (72,710)           15,731
                                                 -----------       -----------
Partners' Capital:
  General Partner                                    (34,107)            8,648
  Limited Partners (70,250 limited
    partnership units authorized,
    issued and outstanding)                       14,769,301        19,002,017
                                                 -----------       -----------
      Total Partners' Capital                     14,735,194        19,010,665
                                                 -----------       -----------
      Total Liabilities, Minority Interest
        and Partners' Capital                    $51,747,018       $50,813,526
                                                 ===========       ===========


CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
For the nine months ended September 30, 1998
                                          General       Limited
                                          Partner      Partners          Total
                                        --------    -----------    -----------
Balance at December 31, 1997            $  8,648    $19,002,017    $19,010,665
Net Income                                10,245      1,014,276      1,024,521
Distributions                            (53,000)    (5,246,992)    (5,299,992)
                                        --------    -----------    -----------
Balance at September 30, 1998           $(34,107)   $14,769,301    $14,735,194
                                        ========    ===========    ===========

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                Three months ended           Nine months ended
                                      September 30,               September 30,
                                1998          1997          1998          1997
                          ----------    ----------    ----------    ----------
Income
Rental income             $  938,040    $1,158,829    $3,303,648    $3,581,209
Escalation income            620,141       683,867     1,993,530     2,026,527
Interest income              153,629       132,335       442,307       365,320
Miscellaneous income           6,588        42,008        43,110        72,079
                          ----------    ----------    ----------    ----------
      Total Income         1,718,398     2,017,039     5,782,595     6,045,135
                          ----------    ----------    ----------    ----------
Expenses
Interest expense             562,328       562,328     1,686,984     1,686,984
Property operating
  expenses                   638,930       710,911     1,542,387     2,005,580
Depreciation and
  amortization                    --       386,646       687,466     1,160,234
Real estate taxes            189,908       186,569       563,046       545,449
General and
  administrative              78,630       128,094       258,469       358,158
Environmental
  remediation and
  settlement costs                --            --            --       900,000
                          ----------    ----------    ----------    ----------
      Total Expenses       1,469,796     1,974,548     4,738,352     6,656,405
                          ----------    ----------    ----------    ----------
Income (loss) before
  minority interest          248,602        42,491     1,044,243      (611,270)
Minority interest             (4,393)       (1,605)      (19,722)       (7,662)
                          ----------    ----------    ----------    ----------
      Net Income (Loss)   $  244,209    $   40,886    $1,024,521    $ (618,932)
                          ==========    ==========    ==========    ==========
Net Income (Loss)
Allocated:
To the General Partner    $    2,442    $      409    $   10,245    $   (6,189)
To the Limited Partners      241,767        40,477     1,014,276      (612,743)
                          ----------    ----------    ----------    ----------
                          $  244,209    $   40,886    $1,024,521    $ (618,932)
                          ==========    ==========    ==========    ==========
Per limited partnership
unit (70,250 outstanding)     $ 3.44         $ .58       $ 14.44       $ (8.72)
                              ------         -----       -------       -------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                            1998          1997
                                                     -----------    ----------
Cash Flows From Operating Activities:
Net income (loss)                                    $ 1,024,521    $ (618,932)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Minority interest                                       19,722         7,662
  Depreciation and amortization                          687,466     1,160,234
  Increase (decrease) in cash arising
  from changes in operating assets and
  liabilities:
    Accounts receivable                                 (195,278)      (41,302)
    Deferred rent receivable                             (76,644)     (104,379)
    Prepaid expenses                                    (222,915)     (240,772)
    Accounts payable and accrued expenses                 (8,661)       46,812
    Other liabilities                                    (90,465)      340,621
    Due to affiliates                                      1,752          (209)
    Deferred income                                      (15,877)      (62,309)
    Security deposit                                       2,500            --
                                                     -----------    ----------
Net cash provided by operating activities              1,126,121       487,426
                                                     -----------    ----------
Cash Flows From Investing Activities:
Construction escrows                                     (13,500)      (15,000)
Additions to real estate assets                          (29,948)           --
                                                     -----------    ----------
Net cash used for investing activities                   (43,448)      (15,000)
                                                     -----------    ----------
Net increase in cash and cash equivalents              1,082,673       472,426
Cash and cash equivalents, beginning of period         9,600,824     8,318,465
                                                     -----------    ----------
Cash and cash equivalents, end of period             $10,683,497    $8,790,891
                                                     ===========    ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $ 1,686,984    $1,686,984
                                                     -----------    ----------

Supplemental Disclosure of Non-Cash Operating Activities:
In connection with the General Partner's intent to sell the property, real estate held for investment, deferred rent receivable and deferred leasing commissions in the amounts of $38,603,961, $544,832 and $240,790, respectively, were reclassified to "Real estate assets held for disposition" in 1998.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1997 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997, cash flows for the nine months ended September 30, 1998 and 1997 and the consolidated statement of partners' capital for the nine months ended September 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Part 1, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease with bankruptcy court approval and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease in the amount of $833,920.83 was filed shortly thereafter. It is not known at this time the extent to which these claims will be paid. Although the General Partner continues working to secure a new anchor tenant for Caldor's space, attracting a replacement anchor is likely to take time and require substantial capital outlays by the Partnership to fund alterations necessary to accommodate another tenant. Given the fact that the Mall is actively being marketed for sale, it is likely that a replacement for Caldor will not be found prior to a sale of the Mall.

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

During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the Mall, the Partnership's real estate has been recorded on the Partnership's September 30, 1998 balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at September 30, 1998 totaled $39,419,531. Efforts to sell the Mall, however, are likely to be impacted by the uncertain status of Caldor's space and Montgomery Ward's store, and the recent upheaval in the capital markets which has impacted the availability of financing for real estate. While it is expected that a contract for a sale of the Mall will be executed soon, it is anticipated that such a sale would not close before the first quarter of 1999. The General Partner believes that the Mall can be sold for an amount in excess of the current carrying value; however, there can be no assurance that such a sale price can be achieved.

At September 30, 1998, the Partnership had cash and cash equivalents totaling $10,683,497, compared with $9,600,824 at December 31, 1997. The increase is primarily due to net cash provided by operating activities exceeding net cash used for investing activities.

At September 30, 1998, the Partnership's accounts receivable, net of allowance for doubtful accounts, increased to $540,426 from $345,148 at December 31, 1997, primarily due to a reduction in the allowance for doubtful accounts.

Deferred rent receivable decreased from $468,188 at December 31, 1997 to $-0- at September 30, 1998, due to the reclassification of the Partnership's assets as "Real estate assets held for disposition."

Deferred charges, net of accumulated amortization, decreased from $258,212 at December 31, 1997 to $995 at September 30, 1998, primarily due to deferred charges relating to leasing costs in the amount of $240,790 being reclassified as "Real estate assets held for disposition."

Prepaid expenses increased to $633,823 at September 30, 1998 from $410,908 at December 31, 1997, primarily due to the timing of real estate tax payments.

Accounts payable and accrued expenses decreased to $96,334 at September 30, 1998 from $104,995 at December 31, 1997, primarily due to the absence of appraisal fees for 1998.

Deferred income decreased from $507,574 at December 31, 1997 to $491,697 at September 30, 1998, primarily due to differences in the timing of billing tenants for their share of real estate taxes.

Other liabilities decreased to $20,577 at September 30, 1998 from $111,042 at December 31, 1997, primarily due to the payment of environmental damage expenses during the 1998 period which were recorded in 1997.

At September 30, 1998, the Partnership had a distribution payable of $5,408,155, or approximately $74.69 per Limited Partnership Unit. Such amount reflects a special distribution which was funded from previous years' cash flow from operations. This distribution was paid on October 19, 1998 and $108,163 of this distribution was paid to the minority interest holder.

Results of Operations

For the three and nine months ended September 30, 1998, the Partnership generated net income of $244,209 and $1,024,521, respectively, compared to net income (loss) of $40,886 and $(618,392), respectively, for the corresponding periods in 1997. The change from net loss to net income primarily reflects the recognition in the 1997 period of costs associated with the Settlement Agreement reached with Aetna in August 1997 and environmental remediation, which together totaled approximately $900,000, and the suspension of depreciation as of July 1998.

For the three and nine months ended September 30, 1998, the Partnership's rental income totaled $938,039 and $3,303,647, respectively, compared to rental income of $1,158,829 and $3,581,209, respectively, for the corresponding periods in 1997. The decrease in rental income is primarily due to Caldor's rejection of its lease in July 1998.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $620,141 and $1,993,530 for the three and nine months ended September 30, 1998, respectively, largely unchanged from $683,867 and $2,026,527, respectively, for the corresponding periods in 1997.

Interest income totaled $153,629 and $442,307 for the three and nine months ended September 30, 1998, respectively, compared with $132,335 and $365,320, respectively, for the same periods in 1997. The increases are due to the Partnership maintaining higher average cash balances during the 1998 periods.

Property operating expenses totaled $638,930 and $1,542,387 for the three and nine months ended September 30, 1998, respectively, compared with $710,911 and $2,005,580, respectively, for the corresponding periods in 1997. The decreases are primarily due to lower general operating expenses including payroll expenses and common area charges.

Depreciation and amortization expense totaled $-0- and $687,466 for the three and nine months ended September 30, 1998, respectively, compared with $386,646 and $1,160,234, respectively, for the corresponding periods in 1997. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

General and administrative expenses for the three and nine months ended September 30, 1998 were $78,630 and $258,469, respectively, compared with $128,094 and $358,158, respectively, for the same periods in 1997. The decrease reflects lower legal expenses and a decrease in certain expenses incurred by the General Partner, its affiliates, and an unaffiliated third party service provider in servicing the Partnership.

Environmental remediation and settlement costs totaled $-0- and $900,000 for the nine months ended September 30, 1998 and 1997. The 1997 amount represents costs related to the Settlement Agreement with Aetna relating to real estate taxes and environmental costs at Assembly Square.

Mall tenant sales at Cranberry for the eight months ended August 31, 1998 were $20,401,000, compared with sales of $20,870,000 for the eight months ended August 31, 1997. Mature tenant sales for the eight months ended August 31, 1998 were $18,093,000, compared with sales of $18,074,000 for the eight months ended August 31, 1997. As of September 30, 1998 and 1997, Cranberry was 81% and 86% occupied, respectively (exclusive of anchor and outparcel tenants).


Part II        Other Information

Items 1-5      Not applicable.

Item 6         Exhibits and reports on Form 8-K.

               (a) Exhibits

                   (27) Financial Data Schedule

               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                SHOPCO REGIONAL MALLS, L.P.

                           BY:  REGIONAL MALLS INC.
                                General Partner



Date:  November 16, 1998        BY:  /s/Robert J. Hellman
                                     Robert J. Hellman
                                     President and Chief Financial Officer