Form 10-K
period 1998-12-31
SHOPCO REGIONAL MALLS LP
filed 1999-04-01
CIK 830738

1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  X                 Annual Report Pursuant to Section 13 of
-----                  the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998
                                             -----------------

                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
-----                  the Securities Exchange Act of 1934

        For the transition period from                to               .
                                       --------------    --------------

                        Commission file number: 33-20614
                                                --------

                           SHOPCO REGIONAL MALLS, L.P.

              Exact name of Registrant as specified in its charter


           Delaware                                               13-3217028
           --------                                               ----------
State or other jurisdiction of                                  I.R.S. Employer
incorporation or organization                                 Identification No.

Attn.:  Andre Anderson
3 World Financial Center, 29th Floor, New York, NY                10285-2900
--------------------------------------------------                ----------
 Address of principal executive offices                            Zip code

Registrant's telephone number, including area code:  (212) 526-3183

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                          LIMITED PARTNERSHIP INTERESTS
                          -----------------------------
                                 Title of Class

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

Documents incorporated by reference:  See Exhibit Index at Item 14.

                                     PART I

Item 1. Business

(a)  General Development of Business
     -------------------------------

Shopco Regional Malls, L.P., a Delaware limited partnership (the "Partnership") was formed on March 11, 1988. The affairs of the Partnership are conducted by its general partner, Regional Malls Inc. (the "General Partner," formerly Shearson Regional Malls, Inc.), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"). The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership," formerly Shearson Shopco Malls L.P.), a Delaware limited partnership that originally owned two enclosed regional malls, The Mall at Assembly Square ("Assembly Square") located in Somerville, Massachusetts and Cranberry Mall ("Cranberry") located in Westminster, Maryland (both Assembly Square and Cranberry are referred to herein as the "Malls"). On December 20, 1996, the Owner Partnership transferred title of Assembly Square to the holder of the mortgage secured by Assembly Square pursuant to a foreclosure proceeding. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion regarding the foreclosure on Assembly Square. As of December 31, 1998 the Owner Partnership owned only Cranberry Mall. The sole limited partner of the Owner Partnership is Shopco Limited Partnership ("Shopco L.P."), a Delaware limited partnership and an affiliate of The Shopco Group. (The Partnership and Shopco L.P. are referred to collectively as the "Owner Partners.")

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

Two mortgage loans were issued in October 1988. The first was from the Aetna Life Insurance Company ("Aetna") in the initial principal amount of $28,000,000 (the "Assembly Note"), and the second in the original principal amount of $27,250,000 (the "Original Cranberry Note") from the Mutual Life Insurance Company of New York ("MONY"). In December 1996, Aetna acquired Assembly Square pursuant to a foreclosure proceeding, and the Owner Partnership was absolved of its mortgage obligation under the Assembly Note. Aetna subsequently pursued claims arising out of its mortgage and security agreement, and a settlement agreement was reached between the Partnership and Aetna in September 1997. See
Item 3 for a discussion of the settlement. In September 1990, MONY issued an additional mortgage loan in the original principal amount of $3,775,000 (the "Additional Cranberry Note") and at such time, the Original Cranberry Note and the Additional Cranberry Note were consolidated. The MONY loan was subsequently purchased by Metropolitan Life Insurance Company. The Cranberry Note matured on November 1, 1993, was extended to May 1994, and was modified and extended until April 1, 1999. In March 1999, Metropolitan Life Insurance Company agreed to allow the Partnership to defer the payment of the principal balance of the loan to April 1, 2000, provided that the Partnership continues to pay interest at the same rate and times set forth in the Cranberry Note. See Item 7 for a discussion of the upcoming maturity of the Cranberry Note and Note 6 to the Consolidated Financial Statements for a description of the terms of the Cranberry Note.

The Owner Partnership's business, as an owner of a mall property, is somewhat seasonal since a portion of its revenue is derived from a percentage of the retail sales of certain tenants. Generally, such sales are higher in November and December during the holiday season.

(b)  Financial Information about Industry Segments
     ---------------------------------------------

Substantially all of the Partnership's revenues, operating profit or loss and assets relate to its interest as general partner of the Owner Partnership whose operating profit or loss and assets relate to its ownership and operation of Cranberry.

(c)  Narrative Description of Business
     ---------------------------------

The Partnership's primary business is acting as general partner for the Owner Partnership. As of December 31, 1998, the Owner Partnership's sole business is the ownership and operation of Cranberry Mall (See Item 2 for a description of Cranberry Mall and its operations).

During 1998, the Partnership engaged a broker to market Cranberry Mall for sale, and in December, entered into an agreement to sell its ownership interest in the Mall. However, the buyer subsequently withdrew its offer during its due diligence review of the property and the agreement was canceled. As a result, the General Partner has resumed efforts to actively market the property for sale. While it is the General Partner's intention to sell the Mall and liquidate the Partnership during 1999, there can be no assurance as to the timing of a sale or that a particular price can be achieved.

Competition
-----------

See Item 2 for a discussion of competitive conditions at Cranberry Mall.

Employees
---------

The Partnership has no employees. The business of the Partnership is managed by the General Partner. Cranberry Mall is managed on a day-to-day basis by Insignia Retail Group, (the "Property Manager"). See Note 8 to the Consolidated Financial Statements for the terms of the Management Agreement and amounts paid thereunder.

Item 2. Properties

The Owner Partnership's remaining mall property, Cranberry Mall, is a single level enclosed regional shopping center located in Westminster, Maryland, approximately 30 miles northwest of Baltimore. Cranberry, which opened in March 1987, consists of approximately 530,000 square feet of gross leasable area including space for approximately 90 retail tenants, a nine-theater cinema complex and four anchor stores; Sears, Belk (formerly Leggett), Montgomery Ward and a vacated Caldor store. Caldor rejected its lease and vacated its space in 1998 pursuant to its Chapter 11 bankruptcy filing. See Item 7 for a discussion of Caldor's bankruptcy filing and its effect on the Partnership. Cranberry is located on 55.61 acres and provides parking for 2,597 automobiles.

The total gross leasable building area of Cranberry Mall is allocated as shown in the table below.

                                        Square Feet       Percentage of
                                        Leasable to      Gross Leasable
                  Tenants                 Tenants             Area
           ------------------------------------------------------------
           Anchor Stores:
             Vacant(a)                     81,200               15%
             Belk                          65,282               12%
             Montgomery Ward               80,260               15%
             Sears                         70,000               13%
           Enclosed Mall Tenants          224,377               43%
           Outparcel Store(b)               9,000                2%
                                          -------              ---

           Total                          530,119              100%
                                          =======              ===

(a) Caldor rejected its lease and vacated its space in 1998 pursuant to its Chapter 11 bankruptcy filing. See Item 7 for a discussion of Caldor's bankruptcy filing and its effect on the Partnership.
(b) Outparcel Store is an auto service center leased to Montgomery Ward.

On May 1, 1997, Insignia Retail Group ("Insignia") was installed as the new property manager for Cranberry Mall. Insignia replaced Shopco Management Corporation, an affiliate of the Owner Partnership as property manager. Insignia receives an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The management agreement with Insignia currently expires on April 30, 1999 and can be renewed annually at the Owner Partnership's option for one-year terms.

Mall Tenants - As of December 31, 1998, Cranberry Mall had approximately 64 mall tenants (excluding anchor tenants) occupying gross leasable area of approximately 181,000 square feet. As of December 31, 1998, Cranberry Mall had 23 vacant mall stores containing approximately 43,000 gross leasable square feet.

Anchor Tenants - Sears leases approximately 70,000 square feet of gross leasable building area. The Sears store opened in October 1987 and the initial term of the lease expires in 2002, with Sears having two successive five-year renewal options. Sears pays an annual fixed rent of $195,800 and an annual percentage rent equal to 2.25% of net sales in excess of $10,000,000 up to $15,000,000 and 2% of net sales in excess of $15,000,000. Beginning in 1993, Sears commenced paying its pro rata share of increases in real estate taxes, but such tax payments may be deducted from percentage rent due on an annual non-cumulative basis. Also commencing in 1993, Sears became responsible for contributing to exterior common area maintenance on a flat rate basis. Sears currently pays all utilities directly and is not required to carry its own fire insurance. Sears is required to use the premises as a Sears retail store until the year 2002 or under such other trade name as the majority of Sears retail stores are then operating. Thereafter, Sears may assign or sublet the premises with the landlord's consent, not to be unreasonably withheld.

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

On July 7, 1997, Montgomery Ward filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry Mall store is not among current locations scheduled to be closed, the possibility still exists that at a future point in time Montgomery Ward may choose to reject its lease and vacate the premises. Currently, the time for Montgomery Ward to make such an election has been extended through August 31, 1999 and may be extended after that date as well. Montgomery Ward continues to meet the original terms of its lease.

Historical Occupancy - The following table sets forth the historical occupancy rates for Cranberry Mall at December 31 for the years indicated.

                                   1998    1997    1996    1995    1994
                                   ----    ----    ----    ----    ----
        Including Anchor Stores     77%     92%     93%     93%     91%
        Excluding Anchor Stores     79%     82%     84%     83%     80%

Competition - The General Partner believes that the primary trade area for Cranberry (i.e., the primary geographical area from which Cranberry derives its repeat sales and regular customers) is the area within a radius of approximately 15 miles from Cranberry. The General Partner believes the secondary trade area is within a radius of 15 to 20 miles from Cranberry.

There are no competitive shopping malls in the primary trade area of Cranberry, although there is considerable retail activity in strip centers and on local roads near Cranberry. Also, a 116,000 square foot free-standing WalMart opened in November of 1992 near Cranberry in the Englar Business Park and a Sam's Club store is under construction. In addition, in 1996, a Target store opened approximately one mile southeast of Cranberry. In the secondary trade area there are three competitive shopping malls; Hunt Valley Mall, Carrolltowne Mall and Owings Mill Mall. Hunt Valley Mall is a bi-level enclosed shopping mall located approximately 25 miles east of Cranberry and is anchored by Macy's and Sears. Carrolltowne Mall is located 25 miles from Cranberry and was expanded and enclosed during 1989. Carrolltowne Mall is oriented to the discount shopper. Owings Mill Mall is located approximately 25 miles from Cranberry and is anchored by Macy's, Hechts and is adding a J.C. Penney store. Owings Mill Mall caters to the upscale market. Cranberry also competes with the North Hanover Mall in Hanover, Pennsylvania, located 26 miles north of Cranberry. North Hanover Mall is a 450,000 square foot regional mall anchored by Bon Ton, J.C. Penney, Kmart and Sears. Retail stores at malls also compete with local shops, stores and power centers. Generally, competition among retailers for customers is intense, with retailers competing on the basis of quality, price, service and location.

Item 3. Legal Proceedings

On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware and for New Castle County (the "Court") on behalf of all persons who purchased units in the Partnership, among other investments. The complaint names the General Partner of the Partnership, Lehman Brothers Inc. and others (the "Defendants"). This case consolidates previous actions against the Defendants. The Partnership was not named as a defendant. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty by the Defendants based on the foregoing. On March 16, 1999 the parties entered into a stipulation and order that dismissed this action without prejudice. This stipulation is subject to approval by the Court.

Following the foreclosure on the mortgage of Assembly Square by Aetna in December 1996, Aetna advised the Partnership it would pursue environmental remediation claims for land contamination. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement whereby the Partnership paid $400,000 to Aetna for a complete release from environmental claims. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership separately funded approximately $500,000 to pay for work performed to address environmental conditions at Assembly Square. Accordingly, the Partnership accrued environmental remediation and settlement costs of $900,000, as reflected in the 1997 consolidated statements of operations. At December 31, 1998, $879,423 of this amount had been paid by the Partnership. It is uncertain whether the Commonwealth of Massachusetts will test the remediation work performed at Assembly Square, whether such tests would lead to additional remediation costs or whether Aetna will pursue additional claims against the Partnership.

The Partnership has demanded contribution from a prior owner of Assembly Square for the amounts the Partnership expended in connection with the environmental site remediation. During 1998, the Partnership reached an agreement with the prior owner pursuant to which the prior owner paid the Partnership $300,000 for complete settlement of the Partnership contribution claim, which payment was received during the first quarter of 1999. The Partnership has also demanded contribution from another prior owner of Assembly Square, however, it is uncertain at this time whether the Partnership will recover any further remediation costs from this prior owner.

In July 1998, Caldor rejected its lease with bankruptcy court approval and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease in the amount of $833,921 was filed shortly thereafter. Caldor did not submit a plan of reorganization and on January 22, 1999 was ordered to wind-down its business operations and affairs under Chapter 11 of the Bankruptcy Code. It is not known at this time the extent to which these claims for unpaid rent and rejection damages will be paid. See Item 7 for a discussion of Caldor's bankruptcy filing and its effect on the Partnership.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders at a meeting or otherwise during the year for which this report has been filed.

                                     PART II

Item 5. Market for Registrant's Limited Partnership
        Units and Related Security Holder Matters

(a)  Market Price Information
     ------------------------

There is no established trading market for the Units nor is there anticipated to be any in the future.

(b)  Holders
     -------

As of December 31, 1998, there were 4,781 Unitholders.

(c)  Distribution of Net Cash Flow
     -----------------------------

The Partnership's policy was to distribute to the Unitholders their allocable portion of Net Cash Flow (as defined in the prospectus) with respect to each fiscal year in quarterly installments. Distributions of Net Cash Flow, if any, were paid on a quarterly basis to registered Unitholders on record dates established by the Partnership, which generally were the last day of each quarter.

In consideration of a decline in operations at Assembly Square, the General Partner suspended cash distributions beginning with the 1996 first quarter. Distributions remained suspended since this time in consideration of the foreclosure of Assembly Square, reduced Partnership cash flow and issues concerning certain anchor tenants at Cranberry Mall. On October 19, 1998, the Partnership paid a special cash distribution of $74.69 per Limited Partnership Unit, representing approximately one half of the Partnership's cash reserves. The distribution was paid in consideration of the General Partner's decision to market the Cranberry Mall for sale, and to reduce the level of cash held in reserve for leasing and capital expenditures. See Item 7.

Item 6. Selected Financial Data

(dollars in thousands except per Unit data)
---------------------------------------------------------------------------------------------------
As of and for the years ended December 31,

                                          1998        1997         1996         1995          1994
                                          ----        ----         ----         ----          ----
Total income                           $ 7,516      $ 8,172      $13,022      $13,806      $ 13,985
Loss on write down of real estate       (4,146)      (7,573)      (7,910)          --            --
Gain on foreclosure of
  property (a)                              --           --        9,337           --            --
Net income (loss)                       (2,584)      (7,594)       1,008      (17,536)          693
Net income (loss) per Unit              (36.41)     (107.02)        9.88      (247.13)         9.77
Cash distributions per Unit              74.69           --           --        15.00            --
Real estate, net of
  accumulated depreciation(b)           35,280(b)    39,275       48,197       73,162        92,807
Mortgages payable                       31,025       31,025       31,025       55,323        55,887
Total assets                            42,818       50,814       58,266       81,655       100,542
---------------------------------------------------------------------------------------------------

(a) On December 20, 1996, Aetna obtained title to Assembly Square at the foreclosure sale. As a result, the Partnership recorded an extraordinary gain on foreclosure of $9,336,544 due to the release of the Aetna mortgage debt on the property.

(b) During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the Mall, the Partnership's real estate is recorded on the Partnership's December 31, 1998 consolidated balance sheet as "Real estate assets held for disposition."

The above selected financial data should be read in conjunction with Item 7 and the Consolidated Financial Statements and notes thereto in Item 8.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During 1998, the Partnership engaged a broker to market Cranberry Mall for sale and on December 3, 1998 entered into an agreement to sell its ownership interest in Cranberry Mall to an unaffiliated third party. However, the buyer subsequently withdrew its offer during its due diligence review of the property and the agreement was canceled. As a result, the General Partner has resumed efforts to actively market the property for sale. Efforts to sell the Mall, however, are likely to be impacted by the vacancy of Caldor's space and the uncertain status of the Montgomery Ward's store. Any sale of the Partnership's interest in the Mall is subject to the approval of a majority of interest of the Limited Partners. While it is the General Partner's intention to sell the Mall and liquidate the Partnership during 1999, there can be no assurance as to the timing of a sale or that a particular price can be achieved.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease and vacated the property with bankruptcy court approval, and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease was filed shortly thereafter. Caldor did not submit a plan for reorganization and on January 22, 1999 was ordered to wind down its business operations and affairs under Chapter 11 of the Bankruptcy Code. It is not known at this time the extent to which these claims for unpaid rent and rejection damages will be paid. Although the General Partner continues working to secure a new anchor tenant for Caldor's space, attracting a replacement anchor is likely to take time and require substantial capital outlays by the Partnership to fund alterations necessary to accommodate another tenant. Given the fact that the Mall is actively being marketed for sale, it is likely that a replacement for Caldor will not be found prior to a sale of the Mall.

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall filed for protection under Chapter 11 of the Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry Mall store is not among current locations scheduled to be closed, the possibility still exists that at a future point in time Montgomery Ward may choose to reject its lease and vacate the premises. Currently, the time for Montgomery Ward to make such an election has been extended through August 31, 1999 and may be extended after that date as well. Montgomery Ward continues to meet the original terms of its lease.

The first and second mortgage notes secured by Cranberry Mall, which totaled $31,025,000 at December 31, 1998, were scheduled to mature on April 1, 1999. The General Partner and the mortgage lender, Metropolitan Life Insurance Company, agreed to allow the Partnership to defer the payment of the principal balance of the loan to April 1, 2000, provided that the Partnership continues to pay interest at the same rate and times set forth in the Cranberry Note.

At December 31, 1998, the Partnership had cash and cash equivalents totaling $5,952,659, compared with $9,600,824 at December 31, 1997. The decrease is primarily due to the payment of a special cash distribution on October 18, 1998 of $74.69 per Limited Partnership Unit. The distribution was paid in consideration of the General Partner's decision to market the Cranberry Mall for sale, and to reduce the level of cash held in reserve for leasing and capital expenditures.

At December 31, 1998, the Partnership's accounts receivable, net of allowance for doubtful accounts, increased to $390,768 from $345,148 at December 31, 1997, primarily due to a reduction in the allowance for doubtful accounts, representing rent due from tenants at the Mall.

Other receivable totaled $300,000 at December 31, 1998, representing amounts due to the Partnership from a prior owner of Assembly Square, pursuant to an agreement regarding settlement costs associated with environmental remediation at Assembly Square. See Item 3 for a discussion of such settlement.

Deferred rent receivable decreased from $468,188 at December 31, 1997 to $-0- at December 31, 1998, due to the reclassification of the Partnership's assets as "Real estate assets held for disposition."

Deferred charges, net of accumulated amortization, decreased from $258,212 at December 31, 1997 to $995 at December 31, 1998, primarily due to deferred charges relating to leasing costs in the amount of $240,790 being reclassified as "Real estate assets held for disposition."

Other liabilities decreased to $20,577 at December 31, 1998 from $111,042 at December 31, 1997, primarily due to payment of a portion of outstanding environmental remediation settlement costs associated with Assembly Square Mall. See Item 3 for a discussion of such settlement.

Deferred income amounted to $525,051 at December 31, 1998, largely unchanged from $507,574 at December 31, 1997.

Market Risk
-----------

The Partnership's principal market risk exposure is interest rate risk. The Partnership's only long-term debts are the mortgage notes secured by Cranberry Mall which are subject to repricing if they are extended beyond their current maturity date on April 1, 2000. As noted above, the General Partner is currently marketing the Mall for sale, and it is anticipated that a sale of the property will be completed during 1999, although there can be no assurance as to the timing of such sale. Interest income from the Partnership's cash and cash equivalents is also subject to interest rate risk since such funds consist of short-term, highly liquid investments invested at short-term rates. Such risk is not considered material to the Partnership's operations.

Year 2000 Initiatives
---------------------

The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

The Partnership is currently marketing the Cranberry Mall and it is anticipated that a sale will be completed and the Partnership dissolved prior to December 31, 1999, although there can be no assurance as to the timing of such sale. In the event that the Partnership is not dissolved prior to December 31, 1999, potential Year 2000 issues relate to the outside vendors which provide the Partnership's administrative services, including accounting, tax preparation and transfer agent services. Such services are reliant on computer systems, software products and equipment which are expected to be Year 2000 compliant by December 31, 1999. The General Partner continues to discuss Year 2000 compliance with these outside vendors. It is anticipated that the cost of vendor compliance with Year 2000 issues will be borne primarily by these vendors. Although it is not possible at the present time to estimate the cost of this remediation work based on available information, the General Partner does not expect such costs to have a material adverse impact on the Partnership's business, results or operations or financial condition.

The Partnership may also have potential Year 2000 issues related to vendors which provide accounting and property management services to the Cranberry Mall as well as Year 2000 issues related to property management systems at the property. Due to the General Partner's intent to sell the Cranberry Mall and to liquidate the Partnership before December 31, 1999, no assessment has been made by the General Partner as to the potential adverse impact of Year 2000 related issues at the property level.

Due to the General Partner's intent to sell the Cranberry Mall and dissolve the Partnership before December 31, 1999, the General Partner currently does not have Year 2000 contingency plans. In the event it appears that the Cranberry Mall will not be sold and the Partnership dissolved during 1999, the General Partner intends to develop and implement contingency plans in 1999. However, there is no certainty such plans would fully mitigate any Year 2000 problems.

Results of Operations
---------------------

1998 versus 1997

For the year ended December 31, 1998, the Partnership's operations resulted in a net loss of $2,583,615, compared to a net loss of $7,594,087 in 1997. The reduction in the net loss was primarily due to the write down of Cranberry Mall to its estimated fair market value in the amount of $4,145,677 in 1998, compared to $7,572,838 in 1997.

For the year ended December 31, 1998, the Partnership's rental income totaled $4,378,803 compared with $4,886,656 in 1997. The decrease in rental income is primarily due to Caldor's rejection of its lease in July 1998, when the Partnership ceased recognition of rental income from Caldor. Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $2,492,584 for the year ended December 31, 1998 compared with $2,639,481 for the year ended December 31, 1997. The decrease in escalation income from 1997 to 1998 is primarily due to lower property operating expenses in 1998 compared to 1997.

Interest income totaled $534,033 for the year ended December 31, 1998, compared with $480,283 in 1997. The increase is due to the Partnership maintaining higher average cash balances during 1998.

Property operating expenses totaled $2,156,802 for the year ended December 31, 1998, compared with $2,448,079 in 1997. The decrease is primarily due to lower general operating expenses including payroll expenses and common area charges.

Depreciation and amortization expense totaled $687,466 for the year ended December 31, 1998, compared with $1,559,102 for the year ended December 31, 1997. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as a result of the General Partner's decision to sell Cranberry.

Environmental remediation and settlement costs totaled $(300,000) and $900,000 for the years ended December 31, 1998 and 1997, respectively. The 1998 amount reflects a settlement with the prior owner of Assembly Square Mall relating to reimbursement of remediation costs associated with environmental remediation at the property. See Item 3 for a discussion of such settlement. The 1997 amount represents costs related to the Settlement Agreement with Aetna relating to environmental costs at Assembly Square. See Item 3 for a discussion of the Aetna settlement.

General and administrative expenses totaled $459,423 for the year ended December 31, 1998, compared with $372,181 for the year ended December 31, 1997. The increase is primarily due to higher partnership service cost in 1998 and costs associated with the marketing effort of the Cranberry Mall.

Mall tenant sales for the year ended December 31, 1998 were $34,082,000 compared with sales of $35,732,000 for year ended December 31, 1997. Mature tenant sales for the year ended December 31, 1998 were $29,703,000 compared with sales of $29,040,000 for the year ended December 31, 1997. As of December 31, 1998 and 1997, Cranberry was 79% and 82% occupied, respectively (exclusive of anchor and outparcel tenants). For the year ended December 31, 1998, Cranberry generated net operating income of $4,099,000 on income of $6,982,000 and property operating expenses and real estate taxes totaling $2,883,000.

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

Property Appraisal
------------------

The estimated fair market value of Cranberry at January 1, 1999 as determined by the General Partner, with the assistance of the broker engaged to market the property, was $36,000,000. This compares to $40,000,000 at January 1, 1998, as determined by Cushman & Wakefield, Inc., an independent, third party appraisal firm. The estimated fair value does not reflect the actual costs which would be incurred in selling the property. It should be noted that the property's fair market value is an estimate of current value and actual values realizable upon sale may be significantly different.

Item 8. Financial Statements and Supplementary Data

See Item 14(a) for a listing of the Consolidated Financial Statements and Supplementary data filed in this report.

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

The following is a list of the officers and directors of Regional Malls Inc. at December 31, 1998:

      Name                    Office
      ----                    ------
      Rocco F. Andriola       Director
      Michael T. Marron       President, Director & Chief Financial Officer
      William T. McDermott    Vice President

Rocco F. Andriola, 40, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate Law from New York University's Graduate School of Law.

Michael T. Marron, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received his B.S. degree from the State University of New York at Albany and an M.B.A. from Columbia University.

William T. McDermott, 35, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 - 1993 and was associated with Arthur Andersen & Co. serving in both its audit and bankruptcy consulting divisions from 1985 to 1991. Mr. McDermott received his B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant.

Item 11. Executive Compensation

The Officers and Directors of the General Partner do not receive any salaries or other compensation from the Partnership. See Item 13 below with respect to a description of certain transactions of the General Partner and its affiliates with the Partnership.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners
     -----------------------------------------------

At December 31, 1998, to the Partnership's knowledge, no investor held more than 5% of the outstanding Units.

(b)  Security ownership of management
     --------------------------------

Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1998.

(c)  Changes in control
     ------------------

None.

Item 13. Certain Relationships and Related Transactions

Affiliates of the General Partner have been responsible for certain administrative functions of the Partnership. Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses. Disclosure relating to amounts paid to the General Partner or its affiliates during the past three years is incorporated herein by reference to Note 7 of the Notes to the Consolidated Financial Statements.

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

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) and (2).
----------------


            Index to Consolidated Financial Statements and Schedules
                                                                           Page
                                                                          Number
                                                                          ------
        Consolidated Balance Sheets
        At December 31, 1998 and 1997 ..................................... F-2

        Consolidated Statements of Partners' Capital (Deficit)
        For the years ended December 31, 1998, 1997 and 1996............... F-2

        Consolidated Statements of Operations
        For the years ended December 31, 1998, 1997 and 1996............... F-3

        Consolidated Statements of Cash Flows
        For the years ended December 31, 1998, 1997 and 1996............... F-4

        Notes to the Consolidated Financial Statements .................... F-5

        Independent Auditors' Report ......................................F-13

        Schedule II - Valuation and Qualifying Accounts ...................F-14

        Schedule III - Real Estate and Accumulated Depreciation ...........F-14

(b) Exhibits
    --------

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

10.10 Forbearance letter dated March 19, 1999 from Metropolitan Life Insurance Company regarding the maturity date of the Cranberry Note.

27      Financial Data Schedule

(c)  Reports on Form 8-K filed during the fourth quarter of 1998:
     -----------------------------------------------------------

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           SHOPCO REGIONAL MALLS, L.P.

                           BY: Regional Malls, Inc.
                               General Partner


Date:  March 31, 1999          BY:    /s/Michael T. Marron
                                      --------------------
                               Name:  Michael T. Marron
                               Title: President, Director and
                                      Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                               REGIONAL MALLS, INC.
                               General Partner


Date:  March 31, 1999          BY:    /s/Rocco F. Andriola
                                      --------------------
                               Name:  Rocco F. Andriola
                               Title: Director


Date:  March 31, 1999          BY:    /s/Michael T. Marron
                                      --------------------
                               Name:  Michael T Marron
                               Title: President, Director and
                                      Chief Financial Officer


Date:  March 31, 1999          BY:    /s/William T. McDermott
                                      -----------------------
                               Name:  William T. McDermott
                               Title: Vice President

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

-------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                     At December 31,   At December 31,
                                                               1998              1997
-------------------------------------------------------------------------------------
Assets
Real estate (notes 3, 5 and 6):
  Land                                                  $        --       $ 5,401,132
  Building                                                       --        33,101,956
  Improvements                                                   --           771,912
                                                        -----------------------------
                                                                 --        39,275,000
Real estate assets held for disposition                  35,280,000                --
Cash and cash equivalents                                 5,952,659         9,600,824
Construction escrow (note 5)                                473,246           455,246
Accounts receivable, net of allowance of
  $131,910 in 1998 and $366,868 in 1997                     390,768           345,148
Other receivable (note 3)                                   300,000                --
Deferred rent receivable                                         --           468,188
Deferred charges, net of accumulated amortization
  of $3,975 in 1998 and $79,527 in 1997                         995           258,212
Prepaid expenses                                            419,878           410,908
-------------------------------------------------------------------------------------
      Total Assets                                      $42,817,546       $50,813,526
=====================================================================================
Liabilities, Minority Interest and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                 $   202,161       $   104,995
  Other liabilities (note 3)                                 20,577           111,042
  Mortgages payable (note 6)                             31,025,000        31,025,000
  Due to affiliates (note 7)                                 25,549            33,748
  Security deposits payable                                  10,271             4,771
  Deferred income                                           525,051           507,574
                                                        -----------------------------
      Total Liabilities                                  31,808,609        31,787,130
                                                        -----------------------------
Minority interest                                          (118,121)           15,731
                                                        -----------------------------
Partners' Capital (note 4):
  General Partner                                           (70,188)            8,648
  Limited Partners (70,250 limited partnership
    units authorized issued and outstanding)             11,197,246        19,002,017
                                                        -----------------------------
      Total Partners' Capital                            11,127,058        19,010,665
-------------------------------------------------------------------------------------
      Total Liabilities, Minority Interest
        and Partners' Capital                           $42,817,546       $50,813,526
=====================================================================================


-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1998, 1997 and 1996
                                              General         Limited
                                              Partner        Partners           Total
-------------------------------------------------------------------------------------
Balance at December 31, 1995                $(218,681)    $25,826,213     $25,607,532
Net income                                    313,914         693,950       1,007,864
Distributions (note 9)                        (10,644)             --         (10,644)
-------------------------------------------------------------------------------------
Balance at December 31, 1996                 $ 84,589     $26,520,163     $26,604,752
Net loss                                      (75,941)     (7,518,146)     (7,594,087)
-------------------------------------------------------------------------------------
Balance at December 31, 1997                 $  8,648     $19,002,017     $19,010,665
Net loss                                      (25,836)     (2,557,779)     (2,583,615)
Distributions (note 9)                        (53,000)     (5,246,992)     (5,299,992)
-------------------------------------------------------------------------------------
Balance at December 31, 1998                 $(70,188)    $11,197,124     $11,127,058
=====================================================================================

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
                                                 1998        1997         1996
-------------------------------------------------------------------------------------
Income
Rental income (note 3)                    $ 4,378,803     $ 4,886,656     $ 7,954,473
Escalation income (note 3)                  2,492,584       2,639,481       4,421,035
Interest income                               534,033         480,283         401,786
Miscellaneous income                          110,183         165,569         244,659
                                          -------------------------------------------
      Total Income                          7,515,603       8,171,989      13,021,953
-------------------------------------------------------------------------------------
Expenses
Interest expense                            2,249,312       2,249,312       4,225,832
Property operating expenses                 2,156,802       2,448,079       4,738,799
Loss on write-down of real estate           4,145,677       7,572,838       7,910,126
Depreciation and amortization                 687,466       1,559,102       2,194,527
Real estate taxes                             726,227         732,018       1,504,074
General and administrative                    459,423         372,181         284,653
Environmental remediation and
  settlement costs (note 3)                  (300,000)        900,000              --
                                          -------------------------------------------
      Total Expenses                       10,124,907      15,833,530      20,858,011
-------------------------------------------------------------------------------------
Loss before extraordinary item and
  minority interest                        (2,609,304)     (7,661,541)     (7,836,058)
-------------------------------------------------------------------------------------
Extraordinary Item:
Gain on foreclosure of property                    --              --       9,336,544
                                           ------------------------------------------
Income (loss) before minority interest     (2,609,304)     (7,661,541)      1,500,486
Minority interest                              25,689          67,454        (492,622)
-------------------------------------------------------------------------------------
      Net Income (Loss)                   $(2,583,615)    $(7,594,087)    $ 1,007,864
=====================================================================================
Net Income (Loss) Allocated:
To the General Partner                    $   (25,836)    $   (75,941)    $   313,914
To the Limited Partners                    (2,557,779)     (7,518,146)        693,950
-------------------------------------------------------------------------------------
                                          $(2,583,615)    $(7,594,087)    $ 1,007,864
=====================================================================================
Per limited partnership unit
  (70,250 units outstanding):
Net income (loss) before
  extraordinary item                         $ (36.41)       $(107.02)       $(109.33)
Extraordinary item                                 --              --          119.21
-------------------------------------------------------------------------------------
      Net Income (Loss)                      $ (36.41)       $(107.02)       $   9.88
=====================================================================================

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
                                                 1998            1997            1996
-------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                         $(2,583,615)    $(7,594,087)    $ 1,007,864
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Minority interest                           (25,689)        (67,454)        492,622
  Extraordinary gain on foreclosure
  of property                                      --              --      (9,336,544)
  Depreciation and amortization               687,466       1,559,102       2,194,527
  Loss on write-down of real estate         4,145,677       7,572,838       7,910,126
  Increase (decrease) in cash arising
  from changes in operating assets and
  liabilities:
    Accounts receivable                       (45,620)        (38,796)        308,490
    Other receivable                         (300,000)             --              --
    Deferred rent receivable                  (76,644)       (145,389)       (129,412)
    Deferred charges                               --              --          (5,292)
    Prepaid expenses and other assets          (8,970)        (19,407)        (25,529)
    Accounts payable and accrued expenses      97,166         107,827         206,131
    Other liabilities                         (90,465)             --              --
    Accrued interest payable                       --              --         272,797
    Due to affiliates                          (8,199)         33,217          (1,476)
    Security deposits payable                   5,500              --              --
    Deferred income                            17,477          68,408          25,089
                                          -------------------------------------------
Net cash provided by operating activities   1,814,084       1,476,259       2,919,393
-------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to real estate                      (36,094)       (176,000)        (55,212)
Construction escrows                          (18,000)        (17,900)        (20,778)
                                          -------------------------------------------
Net cash used for investing activities        (54,094)       (193,900)        (75,990)
-------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Payment of mortgage principal                      --              --        (552,618)
Distributions paid -  minority interest      (108,163)             --         (11,761)
Distributions paid - general partner          (53,000)             --         (10,644)
Distributions paid - limited partners      (5,246,992)             --        (265,603)
                                          -------------------------------------------
Net cash used for financing activities     (5,408,155)             --        (840,626)
-------------------------------------------------------------------------------------
Net increase (decrease) in
cash and cash equivalents                  (3,648,165)      1,282,359       2,002,777
Cash and cash equivalents,
beginning of period                         9,600,824       8,318,465       6,315,688
                                          -------------------------------------------
Cash and cash equivalents,
end of period                             $ 5,952,659     $ 9,600,824     $ 8,318,465
=====================================================================================
Supplemental Disclosure of
Cash Flow Information:
Cash paid during the period
for interest                              $ 2,249,312     $ 2,249,312     $ 3,953,035
-------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Activities:
In connection with the General Partner's decision to market the Mall for sale, real estate held for investment, deferred rent receivable and deferred leasing costs in the amounts of $38,603,961, $544,832 and $240,790, respectively, were reclassified to "Real estate assets held for disposition" in 1998.

In 1996, the Owner Partnership transferred $146,241 of net operating liabilities of Assembly Square to Aetna pursuant to the foreclosure sale.

In connection with the foreclosure sale of Assembly Square in 1996, Aetna released the Owner Partnership from the related $24,190,303 mortgage obligation.
-------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 321, 1998, 1997 and 1996

1.  Organization
Shopco Regional Malls, L.P. (the "Partnership") was formed as a limited partnership on March 11, 1988 under the laws of the State of Delaware. The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership"), a Delaware limited partnership, which in October 1988 purchased The Mall at Assembly Square ("Assembly Square") and Cranberry Mall ("Cranberry"). The Partnership sold Assembly Square at a foreclosure sale during 1996 and is currently marketing Cranberry for sale. Cranberry was held for investment as of December 31, 1997 and was reclassified as "Real estate assets held for disposition" during 1998.

The general partner of SRM is Regional Malls Inc. (the "General Partner") formerly Shearson Regional Malls, Inc., an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers Inc. (see below).

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

2.  Summary of Significant Accounting Policies

Basis of Accounting The consolidated financial statements of the Partnership have been prepared on the accrual basis of accounting and include the accounts of the Partnership and the Owner Partnership. All significant intercompany accounts and transactions have been eliminated.

Impairment of Long-Lived Assets Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("FAS 121"), requires the Partnership to assess its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the real estate may not be recoverable. Recoverability of real estate to be held and used is measured by a comparison of the carrying amount of the real estate to future net cash flows (undiscounted and without interest) expected to be generated by the real estate. If the real estate is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the real estate exceeds the fair value of the real estate. If real estate is held for sale, the real estate is reported at the lower of carrying amount or fair value less cost to sell.

Real Estate Held for Sale During 1998, the Partnership engaged a broker to market Cranberry for sale. In view of the anticipated sale of the Mall, the Partnership's real estate assets, deferred rent receivable and deferred leasing costs were reclassified as Real Estate Assets Held for Disposition. Pursuant to FAS 121, during the third quarter of 1998, the Partnership suspended depreciation of the Cranberry Mall.

The Partnership completed a review of the recoverability of the carrying value of Cranberry based upon information obtained during the marketing of this property for sale. Based upon the market information obtained during the sales process, the Partnership revised the estimate of the carrying value of Cranberry to an amount equal to Cranberry's estimated fair value less costs to sell at December 31, 1998 in accordance with FAS 121.

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

Real Estate At December 31, 1997, real estate held for investment, which consists of buildings, land and improvements at Cranberry, was recorded at cost less accumulated depreciation and amortization and adjustment for impairment. Cost includes the initial purchase price of each property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of improvements is computed using the straight-line method over estimated useful lives of 7 to 12 years.

At December 31, 1997, the Partnership completed a review of recoverability of the carrying amount of Cranberry and related accounts based upon estimates of undiscounted future cash flows expected to result from Cranberry's use and eventual disposition. Based upon the review completed at December 31, 1997, and a change in the estimated holding period for Cranberry, the Partnership wrote down the carrying value of Cranberry and related assets to $39,275,000 which resulted in a loss on writedown of real estate in accordance with FAS 121 in 1997 (See Note 3).

At December 31, 1996, the Partnership completed a review of recoverability of the carrying amount of Assembly Square and related accounts based upon estimates of undiscounted future cash flows expected to result from Assembly Square's use and eventual disposition at that time. Based upon the review completed at that time, the Partnership wrote down the carrying value of Assembly Square and related accounts by $7,910,126 in 1996.

Fair Value of Financial Instruments Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires the Partnership to disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation. The carrying amount of receivables and payables approximates fair value.

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

Offering Costs Offering costs are non-amortizable and are deducted from limited partners' capital.

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

Distributions of operating cash flow, as defined in the Partnership Agreement, are paid on a quarterly basis to registered Unitholders on record dates established by the Partnership. Distributions, when paid, are generally paid 45 days after quarter end.

Income Taxes No provision is made for income taxes in the consolidated financial statements since such liability is the liability of the individual partners.

Net Income (Loss) Per Limited Partnership Unit Net income (loss) per limited partnership unit is calculated based upon the number of limited partnership units outstanding during the period.

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

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

3.  Real Estate
As of December 31, 1998, 1997 and 1996, SRM's real estate consisted of Cranberry Mall, an enclosed regional mall located in Westminster, Maryland. Formerly, SRM owned another regional mall, The Mall at Assembly Square in Somerville, Massachusetts, which was sold through foreclosure on December 20, 1996.

Cranberry Mall
--------------
Cranberry Mall in Westminster, Maryland, which includes approximately 55.61 acres of land, was purchased on October 5, 1988 for $53,847,500. Cranberry contains approximately 530,000 square feet of gross leasable area including four anchor spaces: Sears, Belk (formerly Leggett), Montgomery Ward and a vacated Caldor store.

Sears leases approximately 70,000 square feet of gross leasable building area. Sears is required to use the premises as a Sears retail store until the year 2002 or under such other trade name as the majority of Sears retail stores are then operating.

Caldor leased approximately 81,200 square feet of gross leasable building area. On September 18, 1995, Caldor filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease and vacated the property with bankruptcy court approval, and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease was filed shortly thereafter. Caldor did not submit a plan for reorganization and on January 22, 1999 was ordered to wind down its business operations and affairs under Chapter 11 of the Bankruptcy Code. Caldor represented approximately 4.8% and 10% of Cranberry's rental income for the years ended December 31, 1998 and 1997, respectively.

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

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

On July 7, 1997, Montgomery Ward filed for protection under Chapter 11 of the U.S. Federal Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Although the Cranberry store is not among current locations scheduled to be closed, the possibility still exists that Montgomery Ward may choose to reject its lease and vacate the premises. Currently, the time for Montgomery Ward to make such an election has been extended through August 31, 1999 and may be extended after that date as well. Montgomery Ward continues to meet the original terms of its lease.

The following is a schedule of the remaining minimum lease payments as called for under the lease agreements:

                  Year ending
                  December 31,                        Amount
                  ------------------------------------------
                  1999                           $ 3,131,861
                  2000                             2,642,824
                  2001                             2,396,162
                  2002                             2,164,200
                  2003                             1,806,906
                  Thereafter                       6,737,907
                  ------------------------------------------
                                                 $18,879,860
                                                 ===========

In addition to the minimum lease amounts, the leases provide for percentage rents and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1998, 1997 and 1996, respectively, percentage rents amounted to $285,910, $240,961 and $293,718 for Cranberry. These amounts are included in rental income. For the years ended December 31, 1998, 1997 and 1996, respectively, temporary tenant income amounted to $268,694, $291,706 and $296,226 for Cranberry. These amounts are included in rental income.

During 1998, the Partnership engaged a broker to market Cranberry for sale. In view of the anticipated sale of the mall, the Partnership's real estate has been recorded on the Partnership's December 31, 1998 consolidated balance sheet as "Real estate assets held for disposition." On December 3, 1998, the Partnership entered into an agreement to sell Cranberry to an unaffiliated third party. However, the buyer subsequently withdrew its offer during its due diligence review of the property and the agreement was canceled. As a result, the General Partner has resumed efforts to actively market the property for sale. Efforts to sell the mall, however, are likely to be impacted by the vacancy of Caldor's space and the uncertain status of the Montgomery Ward's store. Any sale of the Partnership's interest in the mall is subject to the approval of a majority of interest of the Limited Partners. While it is anticipated that a sale of the mall will be executed and the Partnership liquidated during 1999, there can be no assurance as to the timing of such sale or that a particular price can be achieved.

Assembly Square
---------------
The Mall at Assembly Square in Somerville, Massachusetts was purchased on October 11, 1988 for $42,358,000. Assembly Square contained approximately 322,000 square feet of gross leasable area (including kiosk space) including two anchor tenants: Macy's, formerly Jordan Marsh, and Kmart.

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

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

Subsequent to the date of foreclosure, Aetna advised the Partnership that it would pursue environmental remediation claims for land contamination under the terms of the Mortgage. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement whereby the Partnership paid $400,000 to Aetna for a complete release from the Mortgage's loan covenants. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership separately funded approximately $500,000 to pay for work performed to address environmental conditions at Assembly Square. Accordingly, the Partnership recognized a provision of $900,000 for environmental remediation and settlement costs in the accompanying consolidated statements of operations for the year ended December 31, 1997. At December 31, 1998, $879,423 of this amount had been paid by the Partnership.

It is uncertain whether the Commonwealth of Massachusetts will test the remediation performed at Assembly Square, whether such tests would lead to additional remediation or Aetna will pursue additional claims against the Partnership.

The Partnership has demanded contribution from a prior owner of Assembly Square for the amounts the Partnership expended in connection with the environmental site remediation. During 1998, the Partnership reached an agreement with the prior owner pursuant to which the prior owner agreed to reimburse the Partnership $300,000 for remediation cost, which payment was received during 1999 and has been accounted for as an offset to environmental remediation and settlement costs on the consolidated statements of operations for the year ended December 31, 1998. The Partnership has also demanded contribution from another prior owner of Assembly Square, however, it is uncertain at this time whether the Partnership will recover any further remediation costs from this prior owner.

4.  Partnership Agreement
The Partnership has a 98% interest in the operating income, profits and cash distributions, and a 99% interest in the operating losses, of the Owner Partnership. The Limited Partnership Agreement provides that all operating income, operating losses and cash distributions are generally allocated 1% to the General Partner and 99% to the Unitholders.

5.  Construction Escrow
In 1990, the Partnership borrowed $3,775,000 to fund the expansion of Montgomery Ward at Cranberry. During 1991, $3,425,000 of the funds were released. The remaining proceeds of $473,246 and $455,246, inclusive of interest income, remain in a construction escrow account as of December 31, 1998 and 1997, respectively.

6.  Mortgages Payable

                                                                1998           1997
-----------------------------------------------------------------------------------
Secured by Cranberry. Interest only, at 7.25%,
  payable monthly until maturity on April 1, 2000        $27,250,000    $27,250,000
Secured by Cranberry. Interest only, at 7.25%,
  payable monthly until maturity on April 1, 2000          3,775,000      3,775,000
-----------------------------------------------------------------------------------
                                                         $31,025,000    $31,025,000
                                                         ==========================

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

Cranberry Mall
--------------
The original notes secured by Cranberry matured on November 1, 1993. The lender, Metropolitan Life Insurance Company, agreed to extend the maturity date of the notes to May 1, 1994. During the extension period, the General Partner and Metropolitan Life Insurance Company continued discussions and reached an agreement to modify and extend the notes on mutually acceptable terms. Under the terms of the agreement, the amended Cranberry notes, effective April 1, 1994, require payments of interest only on the unpaid principal balance of $31,025,000 at an interest rate of 7.25% per annum until their maturity on April 1, 1999. In March 1999, Metropolitan Life Insurance Company agreed to allow the Partnership to defer the payment of the principal balance of the loan to April 1, 2000, provided that the Partnership continues to pay interest at the same rate and times set forth in the note. Interest expense for the years ended December 31, 1998, 1997 and 1996 was $2,249,312, $2,249,312 and $2,762,279.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms, the fair value of the Cranberry notes approximates its carrying value as of the balance sheet date.

Assembly Square
---------------
The Owner Partnership had a $28,000,000 mortgage loan secured by Assembly Square which was scheduled to mature on November 1, 1997, bore interest at a rate of 8.5% per annum, and required monthly payments of principal and interest based upon a twenty-year amortization schedule. Interest expense for 1996 was $1,976,520.

As discussed in Note 3, Aetna obtained title to Assembly Square at the foreclosure sale, and as a result, the outstanding balance of the Aetna loan of $24,190,303 was forgiven on December 20, 1996.

7.  Transactions With Related Parties
Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner and affiliates, at cost, for certain administrative expenses. For the years ended December 31, 1998, 1997 and 1996, such costs incurred were $3,702, $3,495 and $5,719, respectively. At December 31, 1997, $133 was due to the General Partner and affiliates for these expenses.

Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. For the years ended December 31, 1998 and 1997, costs were $54,771 and $95,549 of which $25,549 and $33,615 were unpaid at December 31, 1998 and 1997, respectively. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

Cash and Cash Equivalents Certain cash accounts were on deposit with an affiliate of the General Partner during a portion of 1996. As of December 31, 1996 and throughout 1997 and 1998, no cash and cash equivalents were on deposit with an affiliate of the General Partner or the Partnership.

8.  Management Agreement
On May 1, 1997 the Partnership withdrew from its former management agreement with Shopco Management Corporation, an affiliate of the Owner Partnership, and entered into an agreement with Insignia Retail Group, Inc. ("Insignia"). Insignia receives an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The agreement expires on April 30, 1999 and can be renewed annually for one-year terms. For the years ended December 31, 1997 and 1996, respectively, management fees earned by Shopco Management Corporation were $69,849 and $327,712. The management fee earned by Insignia during 1998 and 1997 was $160,364 and $119,901.

9.  Distributions to Limited Partners
Distributions to the limited partners for 1998 were $5,246,992 ($74.69 per limited partnership unit).

SHOPCO REGIONAL MALLS L.P.
AND CONSOLIDATED PARTNERSHIP

10. Reconciliation of Consolidated Financial Statement Basis Net Income (Loss) and Partners' Capital To Federal Income Tax Basis Net Income (Loss) and Partners' Capital Reconciliations of consolidated financial statement basis net income (loss) and partners' capital to federal income tax basis net income
(loss) and partners' capital follow:

                                                                     1998            1997            1996
---------------------------------------------------------------------------------------------------------
Consolidated financial statement basis net income (loss)     $ (2,583,615)   $ (7,594,087)   $  1,007,864
Tax basis depreciation over financial statement
  depreciation                                                 (1,038,377)       (211,566)       (768,323)
Tax basis recognition of deferred income over (under)
  financial statement recognition of deferred income               17,128          18,224         (33,640)
Tax basis recognition of real estate taxes under (over)
  financial statement recognition of real estate taxes             (6,542)        (14,115)             --
Tax basis recognition of rental income over (under)
  financial statement recognition of rental income                (75,111)       (143,936)       (128,118)
Tax basis recognition of loss on property sale over
  financial statement recognition of gain on sale                      --              --       3,612,844)
Financial statement loss on write-down of properties            4,145,677       7,497,111       7,910,126
Other                                                             (53,420)             --         (26,177)
                                                             --------------------------------------------
Federal income tax basis net income (loss)                   $    405,740    $   (448,369)   $(15,651,112)
---------------------------------------------------------------------------------------------------------

                                                                     1998            1997            1996
---------------------------------------------------------------------------------------------------------
Financial statement basis partners' capital                  $  1,127,058    $ 19,010,665    $ 26,604,752
Current year financial statement net income (loss)
  over (under) federal income tax basis
  net income (loss)                                             2,989,355       7,145,718     (16,658,976)
Cumulative federal income tax basis net loss over
  (under) cumulative financial statement net loss               7,941,684         795,966      17,454,942
                                                             --------------------------------------------
Federal income tax basis partners' capital                   $ 22,058,097    $ 26,952,349    $ 27,400,718
---------------------------------------------------------------------------------------------------------

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.

11.  Litigation
On October 18, 1996, a purported first consolidated and amended class action complaint was filed in the Court of Chancery of the State of Delaware and for New Castle County (the "Court") on behalf of all persons who purchased units in the Partnership, among other investments. The complaint names the General Partner of the Partnership, Lehman Brothers Inc. and others (the "Defendants"). This case consolidates previous actions against the Defendants. The Partnership was not named as a defendant. The complaint alleges, among other things, that the Unitholders were induced to purchase Units based upon misrepresentation and/or omitted statements in the sales materials used in connection with the offering of Units in the Partnership. The complaint purports to assert a claim for breach of fiduciary duty by the Defendants based on the foregoing. On March 16, 1999 the parties entered into a stipulation and order that dismissed this action without prejudice. This stipulation is subject to approval by the Court.

--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shopco Regional Malls, L.P. and consolidated partnership as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                KPMG PEAT MARWICK LLP

Boston, Massachusetts
March 24, 1999

Schedule II Valuation and Qualifying Accounts

                                    Balance at    Charged to                 Balance at
                                     Beginning     Costs and                     End of
                                     of Period      Expenses    Deductions       Period
---------------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 1996:        $ 797,783     $ 419,095    $1,056,485    $ 160,393
Year ended December 31, 1997:        $ 160,393     $ 207,803    $    1,328    $ 366,868
Year ended December 31, 1998:        $ 366,868     $ 130,876    $  365,834    $ 131,910
---------------------------------------------------------------------------------------

Schedule III - Real Estate Assets Held for Disposition
December 31, 1998

                                                                         Cranberry Mall
                                                                        Shopping Center
---------------------------------------------------------------------------------------
Location                                                                Westminster, MD
Construction date                                                                  1980
Acquisition date                                                                  10-88
Life on which depreciation in latest income statements is computed                  (3)
Encumbrances                                                               $ 31,025,000
                                                                           ------------
Initial cost to Partnership (1):
  Land                                                                     $  6,610,235
  Buildings and improvements                                                 47,649,669
Costs capitalized subsequent to acquisition:
  Land, buildings and improvements                                            5,662,175
  Deferred rent                                                                 544,832
  Net leasing costs                                                             240,790
Write-off of accumulated depreciation                                       (13,709,186)
Writedown of real estate                                                    (11,718,515)
                                                                           ------------
                                                                           $ 35,280,000
                                                                           ============
Gross amount at which carried at close of period (2):
  Land                                                                     $  5,401,132
  Buildings and improvements                                                 29,878,868
                                                                           ------------
                                                                           $ 35,280,000
                                                                           ============

---------------------------------------------------------------------------------------

(1) The initial cost to the Partnership represents the original purchase price of the property.
(2) For Federal income tax purposes, the costs basis of the land, building and improvements at December 31, 1998 is $62,164,265.
(3) Buildings - 40 years; personal property - 12 years; tenant improvements - 7 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 follows:

                                                                     1998            1997            1996
---------------------------------------------------------------------------------------------------------
Real estate investments:
Beginning of year                                            $ 39,275,000    $ 59,709,985    $ 83,291,450
Additions                                                          36,094         176,000          55,212
Deferred rent                                                     544,832              --              --
Net leasing commissions                                           240,790              --              --
Writedown of real estate                                       (4,816,716)    (20,610,985)     (8,636,677)
Dispositions                                                           --              --     (15,000,000)
                                                             --------------------------------------------
End of year                                                  $ 35,280,000    $ 39,275,000    $ 59,709,985
                                                             --------------------------------------------

Accumulated depreciation:
Beginning of year                                            $         --    $ 11,512,517    $ 10,129,658
Depreciation expense                                              671,039       1,525,630       2,109,410
Writedown of real estate                                         (671,039)    (13,038,147)       (726,551)
Dispositions                                                           --              --              --
                                                             --------------------------------------------
End of year                                                  $         --    $         --    $ 11,512,517
---------------------------------------------------------------------------------------------------------