Form 10-Q
period 1999-03-31
SHOPCO REGIONAL MALLS LP
filed 1999-05-17
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 1999
                                                 --------------

    or

              Transition Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

              For the Transition period from           to
                                             ---------    ---------


                        Commission File Number: 33-20614
                                                --------


                           SHOPCO REGIONAL MALLS, L.P.
                           ---------------------------
              Exact Name of Registrant as Specified in its Charter


          Delaware                                               13-3217028
          --------                                               ----------
State or Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.:  Andre Anderson                              10285
--------------------------------------                              -----
Address of Principal Executive Offices                            Zip code


                                 (212) 526-3183
                                 --------------
               Registrant's Telephone Number, Including Area Code




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                  At March 31,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $35,280,000       $35,280,000
Cash and cash equivalents                           6,943,944         5,952,659
Construction escrows                                  477,746           473,246
Accounts receivable, net of allowance of
  $131,910 in 1999 and 1998                           163,196           390,768
Other receivable                                           --           300,000
Deferred charges, net of accumulated
  amortization of $3,975 in 1999 and 1998                 995               995
Prepaid expenses                                      205,933           419,878
-------------------------------------------------------------------------------
      Total Assets                                $43,071,814       $42,817,546
===============================================================================
Liabilities, Minority Interest and
Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $   211,199       $   202,161
  Other liabilities                                    10,327            20,577
  Mortgage payable                                 31,025,000        31,025,000
  Due to affiliates                                    16,700            25,549
  Security deposits payable                             5,271            10,271
  Deferred income                                     451,198           525,051
                                                  -----------------------------
      Total Liabilities                            31,719,695        31,808,609
                                                  -----------------------------
Minority Interest                                    (109,357)         (118,121)
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partner                                     (66,844)          (70,188)
  Limited Partners (70,250 limited partnership
    units authorized, issued and outstanding)      11,528,320        11,197,246
                                                  -----------------------------
      Total Partners' Capital                      11,461,476        11,127,058
-------------------------------------------------------------------------------
      Total Liabilities, Minority Interest
        and Partners' Capital                     $43,071,814       $42,817,546
===============================================================================


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the three months ended March 31, 1999
                                          General        Limited
                                          Partner       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998             $(70,188)   $11,197,246    $11,127,058
Net Income                                  3,344        331,074        334,418
-------------------------------------------------------------------------------
Balance at March 31, 1999                $(66,844)   $11,528,320    $11,461,476
===============================================================================

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three months ended March 31,
                                                             1999         1998
-------------------------------------------------------------------------------
Income
Rental income                                         $  924,899     $1,191,460
Escalation income                                        632,449        701,661
Interest income                                           83,373        135,317
Miscellaneous income                                      26,318         19,294
                                                      -------------------------
      Total Income                                     1,667,039      2,047,732
-------------------------------------------------------------------------------
Expenses
Interest expense                                         562,328        562,328
Property operating expenses                              446,762        433,212
Depreciation and amortization                                 --        343,762
Real estate taxes                                        189,907        186,569
General and administrative                               124,860         76,159
                                                      -------------------------
      Total Expenses                                   1,323,857      1,602,030
-------------------------------------------------------------------------------
Income before minority interest                          343,182        445,702
Minority interest                                         (8,764)        (8,370)
-------------------------------------------------------------------------------
      Net Income                                      $  334,418     $  437,332
===============================================================================
Net Income Allocated:
To the General Partner                                $    3,344     $    4,373
To the Limited Partners                                  331,074        432,959
-------------------------------------------------------------------------------
                                                      $  334,418     $  437,332
===============================================================================
Per limited partnership unit
(70,250 outstanding)                                      $ 4.71         $ 6.16
-------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP

------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31,
                                                           1999            1998
-------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                           $  334,418     $   437,332
Adjustments to reconcile net income to
net cash provided by operating activities:
  Minority interest                                       8,764           8,370
  Depreciation and amortization                              --         343,762
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                                 227,572          11,443
    Other receivable                                    300,000              --
    Deferred rent receivable                                 --         (30,690)
    Prepaid expenses                                    213,945         209,231
    Accounts payable and accrued expenses                 9,038         (28,943)
    Other liabilities                                   (10,250)             --
    Due to affiliates                                    (8,849)            252
    Deferred income                                     (73,853)        (62,298)
    Security deposit                                     (5,000)             --
                                                     --------------------------
Net cash provided by operating activities               995,785         888,459
-------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Construction escrows                                     (4,500)         (4,500)
                                                     --------------------------
Net cash used for investing activities                   (4,500)         (4,500)
-------------------------------------------------------------------------------
Net increase in cash and cash equivalents               991,285         883,959
Cash and cash equivalents, beginning of period        5,952,659       9,600,824
-------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $6,943,944     $10,484,783
===============================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest             $  562,328     $   562,328
-------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998, cash flows for the three months ended March 31, 1999 and 1998 and the consolidated statement of partners' capital (deficit) for the three months ended March 31, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Part 1, Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease with bankruptcy court approval and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease in the amount of $833,920.83 were filed shortly thereafter. It is not known at this time the extent to which these claims will be paid. Although the General Partner continues working to secure a new anchor tenant for Caldor's space, attracting a replacement anchor is likely to take time and require substantial capital outlays by the Partnership to fund alterations necessary to accommodate another tenant. Given the fact that the Mall is actively being marketed for sale, it is likely that a replacement for Caldor will not be found prior to a sale of the Mall.

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

During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the Mall, the Partnership's real estate has been recorded on the Partnership's balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at March 31, 1999 totaled $35,280,000. Efforts to sell the Mall, however, are likely to be impacted by the uncertain status of Caldor's space and Montgomery Ward's store. While it is expected that a contract for a sale of the Mall will be executed in 1999, there can be no assurance that the Mall will be sold within this time frame or that such a sale will result in a particular price.

The first and second mortgage notes secured by Cranberry Mall, which totaled $31,025,000 at March 31, 1999 and December 31, 1998, were scheduled to mature on April 1, 1999. The General Partner and the mortgage lender, Metropolitan Life Insurance Company, agreed to allow the Partnership to defer the payment of the principal balance of the loan to April 1, 2000, provided that the Partnership continues to pay interest at the same rate and times set forth in the mortgage notes.

At March 31, 1999, the Partnership had cash and cash equivalents totaling $6,943,944, compared with $5,952,659 at December 31, 1998. The increase is primarily due to net cash provided by operating activities, including the collection of the other receivable as discussed below.

At March 31, 1999, the Partnership's accounts receivable, net of allowance for doubtful accounts, decreased to $163,196 from $390,768 at December 31, 1998, primarily due to timing of rental payments.

Other receivable totaled $300,000 at December 31, 1998, representing amounts due to the Partnership from a prior owner of Assembly Square, pursuant to an agreement regarding settlement costs associated with environmental remediation at Assembly Square. This receivable was collected in the first quarter of 1999.

Prepaid expenses decreased to $205,933 at March 31, 1999 from $419,878 at December 31, 1998, primarily due to the timing of real estate tax payments.

Accounts payable and accrued expenses increased to $211,199 at March 31, 1999 from $202,161 at December 31, 1998, primarily due to an accrual for co-tenancy provisions for rental income.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Deferred income decreased from $525,051 at December 31, 1998 to $451,198 at March 31, 1999, primarily due to differences in the timing of billing tenants for their share of real estate taxes.

Results of Operations
---------------------

For the three months ended March 31, 1999, the Partnership generated net income of $334,418, compared to net income of $437,332, for the corresponding period in 1998. The decrease in net income is primarily due to lower rental income and higher general and administrative expenses, offset by lower depreciation and amortization which was suspended beginning in July 1998 in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FASB No. 121).

For the three months ended March 31, 1999, the Partnership's rental income totaled $924,899, compared to rental income of $1,191,460, for the corresponding period in 1998. The decrease in rental income is primarily due to Caldor's rejection of its lease in July 1998.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $632,449 for the three months ended March 31, 1999, compared to $701,661 for the corresponding period in 1998. The decrease in escalation income is primarily due to Caldor's rejection of its lease in July 1998.

Interest income totaled $83,373 for the three months ended March 31, 1999, compared with $135,317 for the same period in 1998. The decrease is attributed to a lower average cash balance due to a special cash distribution paid to partners in the fourth quarter of 1998.

Property operating expenses totaled $446,762 for the three months ended March 31, 1999, compared with $433,212 for the corresponding period in 1998. The increase is primarily due to higher snow removal costs.

Depreciation and amortization expense totaled $-0- for the three months ended March 31, 1999, compared with $343,762 for the corresponding period in 1998. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with FASB No. 121.

General and administrative expenses for the three months ended March 31, 1999 were $124,860, compared with $76,159 for the same period in 1998. The increase reflects higher legal and partnership administrative expenses.

Mall tenant sales at Cranberry for the two months ended February 28, 1999 were $4,211,000, compared with sales of $4,673,000 for the two months ended February 28, 1998. Mature tenant sales for the two months ended February 28, 1999 were $4,057,000, compared with sales of $4,234,000 for the two months ended February 28, 1998. As of March 31, 1999 and 1998, Cranberry was 78% and 81% occupied, respectively (exclusive of anchor and outparcel tenants).

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Part II     Other Information

Items 1-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits

                (27) Financial Data Schedule

            (b) Reports on Form 8-K
                -------------------

                No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           SHOPCO REGIONAL MALLS, L.P.


                           BY: REGIONAL MALLS INC.
                               General Partner


Date:  May 17, 1999            BY:    /s/Michael T. Marron
                                      -------------------------------------
                               Name:  Michael T. Marron
                               Title: President and Chief Financial Officer