Form 10-Q
period 1999-06-30
SHOPCO REGIONAL MALLS LP
filed 1999-08-16
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999
                                                 -------------

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

-------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                   At June 30,   At December 31,
                                                         1999              1998
                                                   (unaudited)         (audited)
-------------------------------------------------------------------------------
Assets
Real estate assets held for disposition           $33,500,000       $35,280,000
Cash and cash equivalents                           7,164,849         5,952,659
Construction escrows                                  482,246           473,246
Accounts receivable, net of allowance of
  $131,910 in 1999 and 1998                           280,782           390,768
Other receivable                                        3,399           300,000
Deferred charges, net of accumulated
  amortization of $3,975 in 1998                           --               995
Prepaid expenses                                       44,217           419,878
-------------------------------------------------------------------------------
      Total Assets                                $41,475,493       $42,817,546
===============================================================================
Liabilities, Minority Interest and Partners'
Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses           $   215,868       $   202,161
  Other liabilities                                        --            20,577
  Mortgage payable                                 31,025,000        31,025,000
  Due to affiliates                                    33,400            25,549
  Security deposits payable                             7,021            10,271
  Deferred income                                     456,028           525,051
                                                  -----------------------------
      Total Liabilities                            31,737,317        31,808,609
                                                  -----------------------------
Minority Interest                                    (140,313)         (118,121)
                                                  -----------------------------
Partners' Capital (Deficit):
  General Partner                                     (82,674)          (70,188)
  Limited Partners (70,250 limited partnership
    units authorized, issued and outstanding)       9,961,163        11,197,246
                                                  -----------------------------
      Total Partners' Capital                       9,878,489        11,127,058
-------------------------------------------------------------------------------
      Total Liabilities, Minority Interest
        and Partners' Capital                     $41,475,493       $42,817,546
===============================================================================


-------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the six months ended June 30, 1999
                                          General        Limited
                                          Partner       Partners          Total
-------------------------------------------------------------------------------
Balance at December 31, 1998             $(70,188)   $11,197,246    $11,127,058
Net Income (Loss)                         (12,486)    (1,236,083)    (1,248,569)
-------------------------------------------------------------------------------
Balance at June 30, 1999                 $(82,674)   $ 9,961,163    $ 9,878,489
===============================================================================

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP

------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          For the three months ended June 30,   For the six months ended June 30,
                                          1999          1998                  1999          1998
------------------------------------------------------------------------------------------------
Income
Rental income                      $ 1,049,177    $1,174,148           $ 1,974,076    $2,365,608
Escalation income                      440,519       671,728             1,072,968     1,373,389
Interest income                         89,915       153,361               173,288       288,678
Miscellaneous income                    12,103        17,228                38,421        36,522
                                   -------------------------------------------------------------
      Total Income                   1,591,714     2,016,465             3,258,753     4,064,197
------------------------------------------------------------------------------------------------
Expenses
Interest expense                       562,328       562,328             1,124,656     1,124,656
Property operating expenses            521,839       470,245               968,601       903,457
Loss on write-down of real estate    1,830,000            --             1,830,000            --
Depreciation and amortization               --       343,704                    --       687,466
Real estate taxes                      189,907       186,569               379,814       373,138
General and administrative             101,583       103,680               226,443       179,839
                                   -------------------------------------------------------------
      Total Expenses                 3,205,657     1,666,526             4,529,514     3,268,556
------------------------------------------------------------------------------------------------
Income (loss) before
  minority interest                 (1,613,943)      349,939            (1,270,761)      795,641
Minority interest                       30,956        (6,959)               22,192       (15,329)
------------------------------------------------------------------------------------------------
      Net Income (Loss)            $(1,582,987)   $  342,980           $(1,248,569)   $  780,312
================================================================================================
Net Income Allocated:
To the General Partner             $   (15,830)   $    3,430           $   (12,486)   $    7,803
To the Limited Partners             (1,567,157)      339,550            (1,236,083)      772,509
------------------------------------------------------------------------------------------------
                                   $(1,582,987)   $  342,980           $(1,248,569)   $  780,312
================================================================================================
Per limited partnership unit
(70,250 outstanding)                  $ (22.31)       $ 4.83              $ (17.60)      $ 11.00
------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP

------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                                       1999           1998
------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                               $(1,248,569)   $   780,312
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Minority interest                                                 (22,192)        15,329
  Depreciation and amortization                                          --        687,466
  Loss on write-down of real estate                               1,830,000             --
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Accounts receivable                                             109,986        (84,874)
    Other receivable                                                296,601             --
    Deferred rent receivable                                             --        (76,644)
    Prepaid expenses and deferred charges                           376,656        322,768
    Accounts payable and accrued expenses                            13,707         23,864
    Other liabilities                                               (20,577)       (30,143)
    Due to affiliates                                                 7,851            752
    Deferred income                                                 (69,023)      (179,742)
    Security deposit                                                 (3,250)            --
                                                                --------------------------
Net cash provided by operating activities                         1,271,190      1,459,088
------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to real estate assets held for disposition                (50,000)            --
Construction escrows                                                 (9,000)        (9,000)
                                                                --------------------------
Net cash used for investing activities                              (59,000)        (9,000)
------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                         1,212,190      1,450,088
Cash and cash equivalents, beginning of period                    5,952,659      9,600,824
------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $7,164,849    $11,050,912
==========================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                         $1,124,656    $ 1,124,656
------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1999 and the results of operations for the six months ended June 30, 1999 and 1998, cash flows for the six months ended June 30, 1999 and 1998 and the consolidated statement of partners' capital (deficit) for the six months ended June 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

On July 1, 1999, the Partnership executed a letter of intent to sell the mall to a third-party buyer and is currently negotiating a contract for sale. While it is expected that the mall will be sold in 1999, there can be no assurance that the mall will be sold within this time frame or that a sale will result in a particular price.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the mall, the Partnership's real estate has been recorded on the Partnership's balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at June 30, 1999 totaled $33,500,000. Efforts to sell the mall, however, are likely to be impacted by the uncertain status of Caldor's space and Montgomery Ward's store. On July 1, 1999, the Partnership executed a letter of intent to sell the mall to a third-party buyer and is currently negotiating a contract for sale. While it is expected that the mall will be sold in 1999, there can be no assurance that the mall will be sold within this time frame or that a sale will result in a particular price.

The first and second mortgage notes secured by Cranberry Mall, which totaled $31,025,000 at June 30, 1999 and December 31, 1998, were scheduled to mature on April 1, 1999. The General Partner and the mortgage lender, Metropolitan Life Insurance Company, agreed to allow the Partnership to defer the payment of the principal balance of the loan to April 1, 2000, provided that the Partnership continues to pay interest at the same rate and times set forth in the mortgage notes.

At June 30, 1999, the Partnership had cash and cash equivalents totaling $7,164,849, compared with $5,952,659 at December 31, 1998. The increase is primarily due to net cash provided by operating activities, including the collection of the other receivable as discussed below.

At June 30, 1999, the Partnership's accounts receivable, net of allowance for doubtful accounts, decreased to $280,782 from $390,768 at December 31, 1998, primarily due to timing of rental payments.

Other receivable totaling $300,000 at December 31, 1998, represented amounts due pursuant to a settlement agreement with a prior owner of Assembly Square regarding costs associated with environmental remediation at Assembly Square. This receivable was collected in the first quarter of 1999.

Prepaid expenses decreased to $44,217 at June 30, 1999 from $419,878 at December 31, 1998, primarily due to the timing of real estate tax payments.

Accounts payable and accrued expenses increased to $215,868 at June 30, 1999 from $202,161 at December 31, 1998, primarily due to an accrual for co-tenancy provisions for rental income.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Deferred income decreased from $525,051 at December 31, 1998 to $456,028 at June 30, 1999, primarily due to differences in the timing of billing tenants for their share of real estate taxes.

Results of Operations
---------------------

For the three and six months ended June 30, 1999, the Partnership's operations resulted in a net loss of $1,582,987 and $1,248,569, respectively, compared to net income of $342,980 and $780,312, respectively, for the corresponding periods in 1998. The net loss for the periods ended June 30, 1999 was primarily due to the $1,830,000 write-down of Cranberry Mall to its estimated fair market value in 1999.

For the three and six months ended June 30, 1999, the Partnership's rental income totaled $1,049,177 and $1,974,076, respectively, compared to rental income of $1,174,148 and $2,365,608, respectively, for the corresponding periods in 1998. The decrease in rental income is primarily due to Caldor's rejection of its lease in July 1998.

Escalation income represents the income received from mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $440,519 and $1,072,968, respectively, for the three and six months ended June 30, 1999, compared to $671,728 and $1,373,389, respectively, for the corresponding periods in 1998. The decrease in escalation income is primarily due to Caldor's rejection of its lease in July 1998.

Interest income totaled $89,915 and $173,288, respectively, for the three and six months ended June 30, 1999, compared with $153,361 and $288,678, respectively, for the same periods in 1998. The decrease is attributed to a lower average cash balance due to a special cash distribution paid to partners in the fourth quarter of 1998.

Property operating expenses totaled $521,839 and $968,601, respectively, for the three and six months ended June 30, 1999, compared with $470,245 and $903,457, respectively, for the corresponding periods in 1998. The increase is primarily due to higher maintenance costs.

Depreciation and amortization expense totaled $-0- for the three and six months ended June 30, 1999, compared with $343,704 and $687,466, respectively, for the corresponding periods in 1998. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with FASB No. 121.

General and administrative expenses for the three and six months ended June 30, 1999 were $101,583 and $226,443, respectively, compared with $103,680 and $179,839, respectively, for the same periods in 1998. The increase for the six months reflects higher legal and partnership administrative expenses.

Mall tenant sales at Cranberry for the five months ended May 31, 1999 were $12,193,000, compared with sales of $12,658,000 for the five months ended May 31, 1998. Mature tenant sales for the five months ended May 31, 1999 were $11,314,000, compared with sales of $11,258,000 for the five months ended May 31, 1998. As of June 30, 1999 and 1998, Cranberry was 76% and 81% occupied, respectively (exclusive of anchor and outparcel tenants).

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Part II    Other Information

Item 1     On or about June 9, 1999, a purported class action, Rice, et al. v.
                                                               ---------------
           Regional Malls, Inc., et al., was commenced on behalf of all
           ----------------------------
           Unitholders in the Court of Chancery for New Castle County, Delaware, against the General Partner of the Partnership, the Partnership, and Lehman Brothers Inc. (the "Defendants"). The complaint alleges, among other things, that the General Partner failed to protect the Partnership's assets and the interests of the Unitholders in connection with the default on the mortgage encumbering Assembly Square Mall, the foreclosure sale of Assembly Square Mall and the efforts to sell Cranberry Mall. The complaint purports to assert claims for breach of fiduciary duty and breach of contract and seeks an accounting. The Defendants intend to defend the action vigorously.

Items 2-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a)  Exhibits -

                (27)  Financial Data Schedule

           (b)  Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended June 30, 1999.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           SHOPCO REGIONAL MALLS, L.P.


                           BY: REGIONAL MALLS INC.
                               General Partner


Date:  August 16, 1999         BY:    /s/Michael T. Marron
                                      -------------------------------------
                               Name:  Michael T. Marron
                               Title: President and Chief Financial Officer