Form 10-Q
period 1999-09-30
SHOPCO REGIONAL MALLS LP
filed 1999-11-15
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 1999
                                               ------------------

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


--------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                 At September 30,   At December 31,
                                                                            1999              1998
                                                                      (unaudited)         (audited)
--------------------------------------------------------------------------------------------------
Assets
Real estate assets held for disposition                              $33,150,000       $35,280,000
Cash and cash equivalents                                              7,081,982         5,952,659
Construction escrows                                                     486,745           473,246
Accounts receivable, net of allowance of
  $141,334 in 1999 and $131,910 in 1998                                  235,625           390,768
Other receivable                                                           3,254           300,000
Deferred charges, net of accumulated amortization
  of $3,975 in 1998                                                           --               995
Prepaid expenses                                                         493,493           419,878
--------------------------------------------------------------------------------------------------
      Total Assets                                                   $41,451,099       $42,817,546
==================================================================================================
Liabilities, Minority Interest and Partners' Capital (Deficit)
Liabilities:
  Accounts payable and accrued expenses                              $   189,291       $   202,161
  Other liabilities                                                      168,960            20,577
  Mortgage payable                                                    31,025,000        31,025,000
  Due to affiliates                                                       86,561            25,549
  Security deposits payable                                                8,021            10,271
  Deferred income                                                        481,294           525,051
                                                                     -----------------------------
      Total Liabilities                                               31,959,127        31,808,609
                                                                     -----------------------------
Minority Interest                                                       (105,585)         (118,121)
                                                                     -----------------------------
Partners' Capital (Deficit):
  General Partner                                                        (85,483)          (70,188)
  Limited Partners (70,250 limited partnership
    units authorized, issued and outstanding)                          9,683,040        11,197,246
                                                                     -----------------------------
      Total Partners' Capital                                          9,597,557        11,127,058
--------------------------------------------------------------------------------------------------
      Total Liabilities, Minority Interest and Partners' Capital     $41,451,099       $42,817,546
==================================================================================================



--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the nine months ended September 30, 1999
                                                             General        Limited
                                                             Partner       Partners          Total
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                $(70,188)   $11,197,246    $11,127,058
Net Loss                                                     (15,295)    (1,514,206)    (1,529,501)
--------------------------------------------------------------------------------------------------
Balance at September 30, 1999                               $(85,483)   $ 9,683,040    $ 9,597,557
==================================================================================================

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 For the three months ended September 30,   For the nine months ended September 30,
                                      1999          1998                        1999          1998
--------------------------------------------------------------------------------------------------
Income
Rental income                   $  817,502    $  938,040                 $ 2,791,578    $3,303,648
Escalation income                  560,439       620,141                   1,633,407     1,993,530
Interest income                     96,047       153,629                     269,335       442,307
Miscellaneous income                14,986         6,588                      53,407        43,110
                                ------------------------------------------------------------------
      Total Income               1,488,974     1,718,398                   4,747,727     5,782,595
--------------------------------------------------------------------------------------------------
Expenses
Interest expense                   562,328       562,328                   1,686,984     1,686,984
Property operating expenses        525,389       638,930                   1,493,990     1,542,387
Loss on write-down of
  real estate                      350,000            --                   2,180,000            --
Depreciation and amortization           --            --                          --       687,466
Real estate taxes                  158,403       189,908                     538,217       563,046
General and administrative         139,058        78,630                     365,501       258,469
                                ------------------------------------------------------------------
      Total Expenses             1,735,178     1,469,796                  (6,264,692)    4,738,352
--------------------------------------------------------------------------------------------------
Income (loss) before minority
  interest                        (246,204)      248,602                  (1,516,965)    1,044,243
Minority interest                  (34,728)       (4,393)                    (12,536)      (19,722)
--------------------------------------------------------------------------------------------------
      Net Income (Loss)         $ (280,932)   $  244,209                 $(1,529,501)   $1,024,521
==================================================================================================
Net Income (Loss) Allocated:
To the General Partner          $   (2,809)   $    2,442                 $   (15,295)   $   10,245
To the Limited Partners           (278,123)      241,767                  (1,514,206)    1,014,276
--------------------------------------------------------------------------------------------------
                                $ (280,932)   $  244,209                 $(1,529,501)   $1,024,521
==================================================================================================
Per limited partnership unit
(70,250 outstanding)               $ (3.96)      $ 3.44                     $ (21.55)      $ 14.44
--------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30,
                                                                               1999           1998
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                                       $(1,529,501)   $ 1,024,521
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Minority interest                                                          12,536         19,722
  Depreciation and amortization                                                  --        687,466
  Loss on write-down of real estate                                       2,180,000             --
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Accounts receivable                                                     155,143       (195,278)
    Other receivable                                                        296,746             --
    Deferred rent receivable                                                     --        (76,644)
    Prepaid expenses and deferred charges                                   (72,620)      (222,915)
    Accounts payable and accrued expenses                                   (12,870)        (8,661)
    Other liabilities                                                       148,383        (90,465)
    Due to affiliates                                                        61,012          1,752
    Deferred income                                                         (43,757)       (15,877)
    Security deposit                                                         (2,250)         2,500
                                                                        --------------------------
Net cash provided by operating activities                                 1,192,822      1,126,121
--------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to real estate assets held for disposition                        (50,000)            --
Construction escrows                                                        (13,499)       (13,500)
Additions to real estate assets                                                  --        (29,948)
                                                                        --------------------------
Net cash used for investing activities                                      (63,499)       (43,448)
--------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                 1,129,323      1,082,673
Cash and cash equivalents, beginning of period                            5,952,659      9,600,824
--------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                $ 7,081,982    $10,683,497
==================================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                                $ 1,686,984    $ 1,686,984
--------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1998 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998, cash flows for the nine months ended September 30, 1999 and 1998 and the consolidated statement of partners' capital (deficit) for the nine months ended September 30, 1999. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

On September 11, 1999, the Partnership entered into a contract to sell the mall to a third-party buyer. Any sale of the Partnership's interest in the Mall is subject to, among other things, the satisfactory completion of the buyer's due diligence and the approval of a majority-in-interest of the Limited Partners. Subject to the buyer's satisfactory completion of its due diligence process, approval by the Limited Partners will subsequently be solicited by a proxy solicitation that will be mailed to investors.

No other significant events have occurred subsequent to fiscal year 1998, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Part 1, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the mall, the Partnership's real estate has been recorded on the Partnership's balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at September 30, 1999 totaled $33,150,000.

On September 11, 1999, the Partnership entered into a contract to sell the mall to a third-party buyer. Any sale of the Partnership's interest in the Mall is subject to, among other things, the satisfactory completion of the buyer's due diligence and the approval of a majority-in-interest of the Limited Partners. Subject to the buyer's satisfactory completion of its due diligence process, approval by the Limited Partners will subsequently be solicited by a proxy solicitation that will be mailed to investors.

On September 18, 1995, Caldor, an anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease with bankruptcy court approval and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease in the amount of $833,921 were filed shortly thereafter. It is not known at this time the extent to which these claims will be paid. During 1999, the General Partner signed a letter of intent with two prospective tenants to replace Caldor as the anchor tenant. The anticipated date of occupancy for these tenants is Spring of 2000.

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall filed for protection under Chapter 11 of the Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Montgomery Ward confirmed its plan of reorganization in July 1999, with an effective date of August 2, 1999, and successfully emerged from bankruptcy. In conjunction with the confirmation of its Chapter 11 plan, Montgomery Ward has assumed its store lease at Cranberry Mall and will remain in possession of the store.

The first and second mortgage notes secured by Cranberry Mall, which totaled $31,025,000 at September 30, 1999 and December 31, 1998, were scheduled to mature on April 1, 1999. The General Partner and the mortgage lender, Metropolitan Life Insurance Company, agreed to allow the Partnership to defer the payment of the principal balance of the loan to April 1, 2000, provided that the Partnership continues to pay interest at the same rate and times set forth in the mortgage notes.

At September 30, 1999, the Partnership had cash and cash equivalents totaling $7,081,982, compared with $5,952,659 at December 31, 1998. The increase is primarily due to net cash provided by operating activities, including the collection of other receivables as discussed below.

At September 30, 1999, the Partnership's accounts receivable, net of allowance for doubtful accounts, decreased to $235,625 from $390,768 at December 31, 1998, primarily due to timing of rental payments.

Other receivable totaling $300,000 at December 31, 1998, represented amounts due pursuant to a settlement agreement with a prior owner of Assembly Square regarding costs associated with environmental remediation at Assembly Square. This receivable was collected in the first quarter of 1999.

Prepaid expenses increased to $493,493 at September 30, 1999 from $419,878 at December 31, 1998, primarily due to the timing of real estate tax payments.

Accounts payable and accrued expenses decreased to $189,291 at September 30, 1999 from $202,161 at December 31, 1998, primarily due to the timing of payments.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Other liabilities increased from $20,577 at December 31, 1998 to $168,960 at September 30, 1999 as a result of amounts due to tenants for their share of a real estate tax refund for 1997 and 1998.

Deferred income decreased from $525,051 at December 31, 1998 to $481,294 at September 30, 1999, primarily due to differences in the timing of billing tenants for their share of real estate taxes.

Year 2000 Initiatives
---------------------

The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruption of operations.

Potential Year 2000 issues relate to the outside vendors which provide the Partnership's administrative services (including accounting, tax preparation and transfer agent services) and vendors which provide accounting and property management services to Cranberry Mall. Another potential issue relates to the property management systems at the mall. It is anticipated that the cost of vendor compliance with Year 2000 problems will be borne primarily by the vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partner does not expect such costs to have a material adverse impact on the Partnership's business, operations or financial condition.

The General Partner has been informed by its vendors and the mall's property manager that the necessary steps have been taken to ensure Year 2000 compliance, including the development and implementation of a contingency plan. However, there is no certainty such plans would fully mitigate any Year 2000 problems.

Results of Operations
---------------------

For the three and nine months ended September 30, 1999, the Partnership's operations resulted in net loss of $280,932 and $1,529,501, respectively, compared to net income of $244,209 and $1,024,521, respectively, for the corresponding periods in 1998. The net loss for the three and nine months ended September 30, 1999 was primarily due to the $350,000 and $2,180,000, respectively, write-down of Cranberry Mall to its estimated fair market value in 1999.

For the three and nine months ended September 30, 1999, the Partnership's rental income totaled $817,502 and $2,791,578, respectively, compared to rental income of $938,040 and $3,303,648, respectively, for the corresponding periods in 1998. The decrease in rental income is primarily due to Caldor's rejection of its lease in July 1998.

Escalation income represents the income received from mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $560,439 and $1,633,407, respectively, for the three and nine months ended September 30, 1999, compared to $620,141 and $1,993,530, respectively, for the corresponding periods in 1998. The decrease is primarily due to Caldor's rejection of its lease in July 1998.

Interest income totaled $96,047 and $269,335, respectively, for the three and nine months ended September 30, 1999, compared with $153,629 and $442,307, respectively, for the same periods in 1998. The decrease is attributed to a lower average cash balance due to a special cash distribution paid to the limited partners in the fourth quarter of 1998.

Property operating expenses totaled $525,389 and $1,493,990, respectively, for the three and nine months ended September 30, 1999, compared with $638,930 and $1,542,387, respectively, for the corresponding periods in 1998. The decrease is primarily due to lower maintenance costs.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Depreciation and amortization expense totaled $-0- for the three and nine months ended September 30, 1999, compared with $-0- and $687,466, respectively, for the corresponding periods in 1998. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with FASB No. 121.

General and administrative expenses for the three and nine months ended September 30, 1999 were $139,058 and $365,501, respectively, compared with $78,630 and $258,469, respectively, for the same periods in 1998. The increase for the 1999 periods reflects higher legal and partnership administrative expenses.

Mall tenant sales at Cranberry for the eight months ended August 31, 1999 were $19,179,000, compared with sales of $20,401,000 for the eight months ended August 31, 1998. Mature tenant sales for the eight months ended August 31, 1999 were $17,695,000, compared with sales of $18,093,000 for the eight months ended August 31, 1998. As of September 30, 1999 and 1998, Cranberry was 75% and 81% occupied, respectively (exclusive of anchor and outparcel tenants).


Part II     Other Information

Item 1      On or about June 9, 1999, a purported class action, Rice, et al.
            v. Regional Malls, Inc., et al., was commenced on behalf of all Unitholders in the Court of Chancery for New Castle County, Delaware, against the General Partner of the Partnership, the Partnership, and Lehman Brothers Inc. (the "Defendants"). The complaint alleges, among other things, that the General Partner failed to protect the Partnership's assets and the interests of the Unitholders in connection with the default on the mortgage encumbering Assembly Square Mall, the foreclosure sale of Assembly Square Mall and the efforts to sell Cranberry Mall. The complaint purports to assert claims for breach of fiduciary duty and breach of contract and seeks an accounting. The Defendants have filed a motion to dismiss the complaint and intend to defend the action vigorously.

Items 2-5   Not applicable.

Item 6      Exhibits and reports on Form 8-K.

            (a) Exhibits -

                (27) Financial Data Schedule

            (b) Reports on Form 8-K -

                No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SHOPCO REGIONAL MALLS, L.P.


                               BY:  REGIONAL MALLS INC.
                                    General Partner


Date:  November 15, 1999            BY:    /s/Michael T. Marron
                                           -------------------------------------
                                    Name:  Michael T. Marron
                                    Title: President and Chief Financial Officer