Form 10-K
period 1999-12-31
SHOPCO REGIONAL MALLS LP
filed 2000-04-14
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
---

                   For the fiscal year ended December 31, 1999
                                             -----------------

                                       or

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not applicable.

Documents incorporated by reference:  See Exhibit Index at Item 14.

                                     PART I


Item 1.   Business

(a)  General Development of Business
     -------------------------------

Shopco Regional Malls, L.P., a Delaware limited partnership (the "Partnership") was formed on March 11, 1988. The affairs of the Partnership are conducted by its general partner, Regional Malls Inc. (the "General Partner," formerly Shearson Regional Malls, Inc.), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"). The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership," formerly Shearson Shopco Malls L.P.), a Delaware limited partnership that originally owned two enclosed regional malls, The Mall at Assembly Square ("Assembly Square") located in Somerville, Massachusetts and Cranberry Mall ("Cranberry") located in Westminster, Maryland (both Assembly Square and Cranberry are referred to herein as the "Malls"). On December 20, 1996, the Owner Partnership transferred title of Assembly Square to the holder of the mortgage secured by Assembly Square pursuant to a foreclosure proceeding. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion regarding the foreclosure of Assembly Square. As of December 31, 1999, the Owner Partnership owned only Cranberry Mall which was subsequently sold on April 3, 2000. The General Partner is currently in the process of terminating the Partnership, which is expected to occur in fiscal 2000. See Item 7 and Note 12 to the Consolidated Financial Statements for a discussion of the sale. The sole limited partner of the Owner Partnership is Shopco Limited Partnership ("Shopco L.P."), a Delaware limited partnership and an affiliate of The Shopco Group. (The Partnership and Shopco L.P. are referred to collectively as the "Owner Partners.")

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

Two mortgage loans were issued in October 1988. The first was from the Aetna Life Insurance Company ("Aetna") in the initial principal amount of $28,000,000 (the "Assembly Note"), and the second in the original principal amount of $27,250,000 (the "Original Cranberry Note") from the Mutual Life Insurance Company of New York ("MONY"). In December 1996, Aetna acquired Assembly Square pursuant to a foreclosure proceeding, and the Owner Partnership was absolved of its mortgage obligation under the Assembly Note. Aetna subsequently pursued claims arising out of its mortgage and security agreement, and a settlement agreement was reached between the Partnership and Aetna in September 1997. See
Item 3 for a discussion of the settlement. In September 1990, MONY issued an additional mortgage loan in the original principal amount of $3,775,000 (the "Additional Cranberry Note") and at such time, the Original Cranberry Note and the Additional Cranberry Note were consolidated. The MONY loan was subsequently purchased by Metropolitan Life Insurance Company. The Cranberry Note matured on November 1, 1993, was extended to May 1994, and was subsequently modified and extended until April 1, 1999. In March 1999, Metropolitan Life Insurance Company agreed to allow the Partnership to defer the payment of the principal balance of the loan to April 1, 2000, provided that the Partnership continued to pay interest at the same rate and times set forth in the Cranberry Note. The Cranberry Note was paid in full from the Cranberry sales proceeds. See Item 7 and Note 12 to the Consolidated Financial Statements for a discussion of the sale of Cranberry Mall and Note 6 to the Consolidated Financial Statements for a description of the terms of the Cranberry Note.

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

(c)  Narrative Description of Business
     ---------------------------------

The Partnership's primary business is acting as general partner for the Owner Partnership. As of December 31, 1999, the Owner Partnership's sole business was the ownership and operation of Cranberry Mall (See Item 2 for a description of Cranberry Mall and its operations).

On September 11, 1999, the Partnership entered into a contract to sell the Mall to a third-party buyer. The proposed sale, and subsequent liquidation of the Partnership, was approved by a majority in interest of the Limited Partners at a Special Meeting of the Limited Partners on February 29, 2000. The General Partner completed the sale on April 3, 2000 and will terminate the Partnership during fiscal 2000. See Item 7 and Note 12 to the Consolidated Financial Statements for a discussion of the sale.

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

Item 2.   Properties

The Owner Partnership's remaining mall property as of December 31, 1999 was Cranberry Mall, a single level enclosed regional shopping center located in Westminster, Maryland, approximately 30 miles northwest of Baltimore. Cranberry, which opened in March 1987, consists of approximately 530,000 square feet of gross leasable area including space for approximately 90 retail tenants, a nine-theater cinema complex and four anchor stores; Sears, Belk (formerly Leggett), Montgomery Ward and a vacated Caldor store. Caldor rejected its lease and vacated its space in 1998 pursuant to its Chapter 11 bankruptcy filing. See
Item 7 for a discussion of Caldor's bankruptcy filing and its effect on the Partnership. Cranberry is located on 55.61 acres and provides parking for 2,597 automobiles.

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

On May 1, 1997, Insignia Retail Group ("Insignia") was installed as the new property manager for Cranberry Mall. Insignia replaced Shopco Management Corporation, an affiliate of the Owner Partnership as property manager. Insignia receives an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The management agreement with Insignia was scheduled to expire on April 30, 2000 and was terminated automatically upon the sale of Cranberry Mall.

Mall Tenants - As of December 31, 1999, Cranberry Mall had approximately 62 mall tenants (excluding anchor tenants) occupying gross leasable area of approximately 171,000 square feet. As of December 31, 1999, Cranberry Mall had 26 vacant mall stores containing approximately 53,000 gross leasable square feet.

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

On July 7, 1997, Montgomery Ward filed for protection under Chapter 11 of the Bankruptcy Code. On October 10, 1997, as part of its bankruptcy reorganization process, Montgomery Ward announced the closing of 48 stores. Montgomery Ward confirmed its plan of reorganization in July 1999, with an effective date of August 2, 1999, and successfully emerged from bankruptcy. In conjunction with the confirmation of its Chapter 11 plan, Montgomery Ward has assumed its store lease at Cranberry Mall and will remain in possession of the store.

Historical Occupancy - The following table sets forth the historical occupancy rates for Cranberry Mall at December 31 for the years indicated.

                                    1999    1998    1997    1996    1995
                                    ----    ----    ----    ----    ----
     Including Anchor Stores         76%     77%     92%     93%     93%
     Excluding Anchor Stores         78%     79%     82%     84%     83%

Competition - The General Partner believes that the primary trade area for Cranberry (i.e., the primary geographical area from which Cranberry derives its repeat sales and regular customers) is the area within a radius of approximately 15 miles from Cranberry. The General Partner believes the secondary trade area is within a radius of 15 to 20 miles from Cranberry.

There are no competitive shopping malls in the primary trade area of Cranberry, although there is considerable retail activity in strip centers and on local roads near Cranberry. Also, a 116,000 square foot free-standing WalMart opened in November of 1992 near Cranberry in the Englar Business Park. In addition, in 1996, a Target store opened approximately one mile southeast of Cranberry and in 1999 this store closed. In the secondary trade area there are three competitive shopping malls; Hunt Valley Mall, Carrolltowne Mall and Owings Mill Mall. Hunt Valley Mall is a bi-level enclosed shopping mall located approximately 19 miles east of Cranberry and is anchored by Macy's and Sears. Carrolltowne Mall is located 25 miles from Cranberry and was expanded and enclosed during 1989. Carrolltowne Mall is oriented to the discount shopper. Owings Mill Mall is located approximately 25 miles from Cranberry and is anchored by Macy's, Hechts, Sears and J.C. Penney. Owings Mill Mall caters to the upscale market. Cranberry also competes with the North Hanover Mall in Hanover, Pennsylvania, located 26 miles north of Cranberry. North Hanover Mall is a 450,000 square foot regional mall anchored by Bon Ton, J.C. Penney, Kmart and Sears. Retail stores at malls also compete with local shops, stores and power centers. Generally, competition among retailers for customers is intense, with retailers competing on the basis of quality, price, service and location.

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

The Partnership collected in 1999 a $300,000 contribution from a prior owner of the Assembly Square property for the amounts the Partnership expended in connection with the environmental site remediation. The Partnership also collected in 1999 a $25,000 contribution from another former owner for costs associated with the environmental remediation at the property. The Commonwealth of Massachusetts performed a statutorily-required audit on the remediation performed at Assembly Square; it is uncertain whether that audit will require additional remediation to be performed. The Partnership has negotiated an agreement with the current owner of Assembly Square Mall, under which that owner assumed responsibility for responding to the audit and indemnified the Partnership from any liability arising from that audit or environmental conditions on the property.

In July 1998, Caldor, a former anchor tenant at Cranberry Mall, rejected its lease with bankruptcy court approval and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease in the amount of $833,921 was filed shortly thereafter. Caldor did not submit a plan of reorganization and on January 22, 1999 was ordered to wind-down its business operations and affairs under Chapter 11 of the Bankruptcy Code. See Item 7 for a discussion of Caldor's bankruptcy filing and its effect on the Partnership.

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

Item 4.   Submissions of Matters to a Vote of Security Holders

A special meeting of the limited partners of Shopco Regional Malls, L.P., a Delaware limited partnership, was held at the offices of the Partnership, 3 World Financial Center, 17th Floor, New York, New York 10285-2900 on February 29, 2000 for the following purposes:

     1. To approve the sale of Cranberry Mall, in Westminster, Maryland, and the subsequent liquidation and termination of the Partnership.

     2. To transact such other business as may properly come before the special meeting or any adjournment or postponement thereof.

At this special meeting the Partnership received the required approval from the limited partner units entitled to vote. The result of the voting was as follows:

                             For             58.19%
                             Against          2.25%

As a result of this vote, the General Partner sold Cranberry Mall on April 3, 2000 and will terminate the Partnership in 2000 (see Note 12 of the Consolidated Financial Statements).

                                     PART II

Item 5.   Market for Registrant's Limited Partnership
          Units and Related Security Holder Matters

(a)  Market Price Information
     ------------------------

There is no established trading market for the Units nor is there anticipated to be any in the future.

(b)  Holders
     -------

As of December 31, 1999, there were 4,718 Unitholders.

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

The General Partner suspended quarterly cash distributions beginning with the 1996 first quarter. Quarterly distributions were not reinstated due to the foreclosure of Assembly Square, reduced Partnership cash flow and issues concerning certain anchor tenants at Cranberry Mall. On October 19, 1998, the Partnership paid a special cash distribution of $74.69 per Limited Partnership Unit, representing approximately one half of the Partnership's cash reserves. The distribution was paid in consideration of the General Partner's decision to market the Cranberry Mall for sale, and to reduce the level of cash held in reserve for leasing and capital expenditures. See Item 7.

The General Partner expects to make a distribution of the net cash proceeds from the sale of Cranberry Mall (after paying, or providing for payment of, transaction costs) of approximately $20 per Unit, and additional cash reserves of the Owner Partnership and the Partnership (after paying, or providing for payment of, outstanding and anticipated liabilities), which is estimated to be approximately $102 per Unit. See Item 7 and Note 12 of the Consolidated Financial Statements for a discussion of the sale.

Item 6.   Selected Financial Data

(dollars in thousands except per Unit data)
---------------------------------------------------------------------------------------

As of and for the years ended December 31,

                                       1999       1998       1997       1996       1995
                                       ----       ----       ----       ----       ----

Total income                        $ 6,444    $ 7,516    $ 8,172    $13,022    $13,806
Loss on write down of real estate    (2,890)    (4,146)    (7,573)    (7,910)        --
Gain on foreclosure of
  property (a)                           --         --         --      9,337         --
Net income (loss)                    (1,801)    (2,584)    (7,594)     1,008    (17,536)
Net income (loss) per Unit           (25.39)    (36.41)   (107.02)      9.88    (247.13)
Cash distributions per Unit              --      74.69         --         --      15.00
Real estate, net of
  accumulated depreciation (b)       32,440     35,280(b)  39,275     48,197     73,162
Mortgages payable                    31,025     31,025     31,025     31,025     55,323
Total assets                         40,977     42,818     50,814     58,266     81,655
---------------------------------------------------------------------------------------

(a) On December 20, 1996, Aetna obtained title to Assembly Square at the foreclosure sale. As a result, the Partnership recorded an extraordinary gain on foreclosure of $9,336,544 due to the release of the Aetna mortgage debt on the property.

(b) During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the Mall, the Partnership's real estate is recorded on the Partnership's December 31, 1999 and 1998 consolidated balance sheet as "Real estate assets held for disposition."


The above selected financial data should be read in conjunction with Item 7 and the Consolidated Financial Statements and notes thereto in Item 8.

Item 7.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the mall, the Partnership's real estate has been recorded on the Partnership's balance sheet as "Real estate assets held for disposition." Real estate assets held for disposition at December 31, 1999 totaled $32,440,000.

On September 11, 1999, the Partnership entered into a contract to sell Cranberry Mall to a third-party buyer. The buyer satisfactorily completed its due diligence process. The sale and subsequent dissolution of the Partnership was approved by a majority in interest of the Unitholders, at a Special Meeting of the Limited Partners held on February 29, 2000.

The General Partner completed the sale on April 3, 2000 (see Note 12 to the Consolidated Financial Statements) and will liquidate the Partnership during fiscal 2000. The General Partner expects to make a distribution of the net cash proceeds from the sale (after paying, or providing for payment of, transaction costs) of approximately $20 per Unit, and additional cash reserves of the Owner Partnership and the Partnership (after paying, or providing for payment of, outstanding and anticipated liabilities), which is estimated to be approximately $102 per Unit.

On September 18, 1995, Caldor, a former anchor tenant at Cranberry Mall, filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease with bankruptcy court approval and the Partnership's claim for unpaid rent and rejection damages under Caldor's lease was filed shortly thereafter. Caldor did not submit a plan for reorganization and on January 22, 1999 was ordered to wind down its business operations and affairs under Chapter 11 of the Bankruptcy Code. Claims for unpaid rent and rejection damages will not be paid.

On July 7, 1997, Montgomery Ward, an anchor tenant at Cranberry Mall filed for protection under Chapter 11 of the Bankruptcy Code. Montgomery Ward confirmed its plan of reorganization in July 1999, and successfully emerged from bankruptcy. In conjunction with the confirmation of its Chapter 11 plan, Montgomery Ward has assumed its store lease at Cranberry Mall and will remain in possession of the store.

The first and second mortgage notes secured by Cranberry Mall, which totaled $31,025,000 at December 31, 1999 and December 31, 1998, were scheduled to mature on April 1, 1999. The General Partner and the mortgage lender, Metropolitan Life Insurance Company, agreed to allow the Partnership to defer the payment of the principal balance until the property was sold on April 3, 2000. The loan was repaid from the Cranberry sale proceeds.

At December 31, 1999, the Partnership had cash and cash equivalents totaling $7,605,884, compared with $5,952,659 at December 31, 1998. The increase is primarily due to cash provided by operations and no distributions to partners made in 1999.

At December 31, 1999, the Partnership's accounts receivable, net of allowance for doubtful accounts, decreased to $116,555 from $390,768 at December 31, 1998, primarily due to increase in timely collections of accounts.

Other receivable totaling $300,000 at December 31, 1998, represented amounts due pursuant to a settlement agreement with a prior owner of Assembly Square regarding costs associated with environmental remediation at Assembly Square. This receivable was collected in the first quarter of 1999.

Prepaid expenses decreased to $317,801 at December 31, 1999 from $419,878 at December 31, 1998, primarily due to lower prepaid real estate taxes due to abatement in 1999.

Accounts payable and accrued expenses increased to $232,431 at December 31, 1999 from $202,161 at December 31, 1998.

Other liabilities increased from $20,577 at December 31, 1998 to $168,960 at December 31, 1999 as a result of amounts due to tenants for their share of a real estate tax refund for 1997 and 1998.

Deferred income decreased from $525,051 at December 31, 1998 to $302,466 at December 31, 1999, primarily due to a reduction in income from real estate tax escalations due to abatement in 1999.

Year 2000 Compliance
--------------------

The Year 2000 compliance issue concerns the ability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in computer system failures or miscalculations causing disruptions of operations. The Year 2000 issue affects almost all companies and organizations.

Prior to December 31, 1999, the Partnership conducted an assessment of outside vendors which provide the Partnership's administrative services (including accounting, tax preparation and transfer agent services), property management services to the Cranberry Mall, as well as Year 2000 issues related to property management systems at the property. The Partnership determined that those systems were substantially Year 2000 compliant. As of this date, the Year 2000 issue has not had an adverse effect on the Partnership's business.

Results of Operations
---------------------

1999 versus 1998
----------------

For the year ended December 31, 1999, the Partnership's operations resulted in net loss of $1,801,326 compared to net loss of $2,583,615 in fiscal 1998. The reduction in the net loss was primarily due to the suspension of depreciation on the property which is now held for disposition and a decrease in loss on write-down of real estate from 1998 to 1999.

For the year ended December 31, 1999, the Partnership's rental income totaled $3,773,266, compared to rental income of $4,378,803 in fiscal 1998. The decrease in rental income is primarily due to Caldor's rejection of its lease in July 1998 and the resulting vacancy of that space in 1999.

Escalation income represents the income received from mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $2,234,194 for the year ended December 31, 1999, compared to $2,492,584 in fiscal 1998. The decrease is primarily due to a real estate tax abatement received in 1999 and increase in vacancy from 1998 to 1999.

Interest income totaled $377,636 for the year ended December 31, 1999, compared with $534,033 in fiscal 1998. The decrease is attributed to lower average cash balances maintained in 1999 compared to 1998.

Property operating expenses totaled $1,972,422 for the year ended December 31, 1999, compared with $2,156,802 in fiscal 1998. The decrease is primarily due to lower provisions for bad debts of delinquent tenants.

Depreciation and amortization expense totaled $687,466 for the year ended December 31, 1998. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("FAS 121").

General and administrative expenses for the year ended December 31, 1999 were $476,595, compared with $459,423 in fiscal 1998. The increase in 1999 reflects additional expenses relating to Partnership administrative expenses and professional fees in connection with the preparation and mailing of the proxy solicitation to obtain approval of the property sale by the Unitholders.

Mall tenant sales at Cranberry for the year ended December 31, 1999 were $32,825,000, compared with sales of $34,082,000 in fiscal 1998. Mature tenant sales for the year ended December 31, 1999 were $30,511,000, compared with sales of $29,703,000 in fiscal 1998. As of December 31, 1999 and 1998, Cranberry was 78% and 79% occupied, respectively (exclusive of anchor and outparcel tenants).

1998 versus 1997
----------------

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

The following is a list of the officers and directors of Regional Malls Inc. at December 31, 1999:

     Name                     Office
     ----                     ------
     Michael T. Marron        President, Director & Chief Financial Officer
     Rocco F. Andriola        Director, Vice President

Michael T. Marron, 36, is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

Rocco F. Andriola, 41, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)  Security ownership of certain beneficial owners
     -----------------------------------------------

At December 31, 1999, to the Partnership's knowledge, no investor held more than 5% of the outstanding Units.

(b)  Security ownership of management
     --------------------------------

Various employees of Lehman Brothers that perform services on behalf of the General Partner own no units of the Partnership as of December 31, 1999.

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

(a)(1) and (2).
---------------


            Index to Consolidated Financial Statements and Schedules
                                                                           Page
                                                                          Number
                                                                          ------

          Consolidated Balance Sheets
          At December 31, 1999 and 1998 .................................   F-2

          Consolidated Statements of Partners' Capital (Deficit)
          For the years ended December 31, 1999, 1998 and 1997...........   F-2

          Consolidated Statements of Operations
          For the years ended December 31, 1999, 1998 and 1997...........   F-3

          Consolidated Statements of Cash Flows
          For the years ended December 31, 1999, 1998 and 1997...........   F-4

          Notes to the Consolidated Financial Statements ................   F-5

          Independent Auditors' Report ..................................  F-13

          Schedule II - Valuation and Qualifying Accounts ...............  F-14

          Schedule III - Real Estate and Accumulated Depreciation .......  F-14


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

  10.10 Forbearance letter dated March 19, 1999 from Metropolitan Life Insurance Company regarding the maturity date of the Cranberry Note, incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

  22.1 Notice of Special Meeting of The Limited Partners of Shopco Regional Malls, L.P., filed with the Commission on February 1, 2000.

  27      Financial Data Schedule

(c)  Reports on Form 8-K filed during the fourth quarter of 1999:
     -----------------------------------------------------------

     No reports on Form 8-K were filed during the three months ended December 31, 1999.

     On March 8, 2000, the Partnership filed a Current Report on Form 8-K reporting the proxy solicitation to approve the Sale of Cranberry Mall and subsequent dissolution of the Partnership.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      SHOPCO REGIONAL MALLS, L.P.

                      BY: Regional Malls, Inc.
                          General Partner


Date:  April 14, 2000     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T. Marron
                          Title: President, Director and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



                          REGIONAL MALLS, INC.
                          General Partner


Date:  April 14, 2000     BY:    /s/Michael T. Marron
                                 --------------------
                          Name:  Michael T Marron
                          Title: President, Director and Chief Financial Officer


Date:  April 14, 2000     BY:    /s/Rocco F. Andriola
                                 --------------------
                          Name:  Rocco F. Andriola
                          Title: Director, Vice President

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                  At December 31,   At December 31,
                                                                            1999              1998
--------------------------------------------------------------------------------------------------
Assets
Real estate assets held for disposition                              $32,440,000       $35,280,000
Cash and cash equivalents                                              7,605,884         5,952,659
Construction escrow (note 5)                                             491,246           473,246
Accounts receivable, net of allowance of $13,390 in 1999
  and $131,910 in 1998                                                   116,555           390,768
Other receivables (note 3)                                                 5,444           300,000
Prepaid expenses                                                         317,801           420,873
--------------------------------------------------------------------------------------------------
      Total Assets                                                   $40,976,930       $42,817,546
==================================================================================================
Liabilities, Minority Interest and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                              $   232,431       $   202,161
  Other liabilities                                                      168,960            20,577
  Mortgages payable (note 6)                                          31,025,000        31,025,000
  Due to affiliates (note 7)                                              45,500            25,549
  Security deposits payable                                               10,021            10,271
  Deferred income                                                        302,466           525,051
                                                                     -----------------------------
      Total Liabilities                                               31,784,378        31,808,609
                                                                     -----------------------------
Minority interest                                                       (133,180)         (118,121)
                                                                     -----------------------------
Partners' Capital (note 4):
  General Partner                                                        (88,201)          (70,188)
  Limited Partners (70,250 limited partnership units authorized
  issued and outstanding)                                              9,413,933        11,197,246
                                                                     -----------------------------
      Total Partners' Capital                                          9,325,732        11,127,058
--------------------------------------------------------------------------------------------------
      Total Liabilities, Minority Interest and Partners' Capital     $40,976,930       $42,817,546
==================================================================================================


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
For the years ended December 31, 1999, 1998 and 1997
                                                       General           Limited
                                                       Partner          Partners             Total
--------------------------------------------------------------------------------------------------
Balance at December 31, 1996                          $ 84,589       $26,520,163       $26,604,752
Net loss                                               (75,941)       (7,518,146)       (7,594,087)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             8,648        19,002,017        19,010,665
Net loss                                               (25,836)       (2,557,779)       (2,583,615)
Distributions (note 9)                                 (53,000)       (5,246,992)       (5,299,992)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1998                           (70,188)       11,197,246        11,127,058
Net loss                                               (18,013)       (1,783,313)       (1,801,326)
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999                          $(88,201)      $ 9,413,933       $ 9,325,732
==================================================================================================

See accompanying notes to the consolidated financial statements.            F-2

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31,
                                                          1999              1998              1997
--------------------------------------------------------------------------------------------------
Income
Rental income (note 3)                            $  3,773,266      $  4,378,803      $  4,886,656
Escalation income (note 3)                           2,234,194         2,492,584         2,639,481
Interest income                                        377,636           534,033           480,283
Miscellaneous income                                    58,469           110,183           165,569
                                                  ------------------------------------------------
      Total Income                                   6,443,565         7,515,603         8,171,989
--------------------------------------------------------------------------------------------------
Expenses
Interest expense                                     2,249,312         2,249,312         2,249,312
Property operating expenses                          1,972,422         2,156,802         2,448,079
Loss on write-down of real estate                    2,890,000         4,145,677         7,572,838
Depreciation and amortization                               --           687,466         1,559,102
Real estate taxes                                      696,621           726,227           732,018
General and administrative                             476,595           459,423           372,181
Environmental remediation and
  settlement costs (note 3)                            (25,000)         (300,000)          900,000
                                                  ------------------------------------------------
      Total Expenses                                 8,259,950        10,124,907        15,833,530
--------------------------------------------------------------------------------------------------
Loss before minority interest                       (1,816,385)       (2,609,304)       (7,661,541)
Minority interest                                       15,059            25,689            67,454
--------------------------------------------------------------------------------------------------
      Net Loss                                    $ (1,801,326)     $ (2,583,615)     $ (7,594,087)
==================================================================================================
Net Loss Allocated:
To the General Partner                            $    (18,013)     $    (25,836)     $    (75,941)
To the Limited Partners                             (1,783,313)       (2,557,779)       (7,518,146)
--------------------------------------------------------------------------------------------------
                                                  $ (1,801,326)     $ (2,583,615)     $ (7,594,087)
==================================================================================================
Per limited partnership unit
(70,250 units outstanding):
--------------------------------------------------------------------------------------------------
      Net Income (Loss)                               $ (25.39)         $ (36.41)        $ (107.02)
==================================================================================================

See accompanying notes to the consolidated financial statements.            F-3

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31,
                                                          1999              1998              1997
--------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net loss                                           $(1,801,326)      $(2,583,615)      $(7,594,087)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Minority interest                                    (15,059)          (25,689)          (67,454)
  Depreciation and amortization                             --           687,466         1,559,102
  Loss on write-down of real estate                  2,890,000         4,145,677         7,572,838
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Accounts receivable                                274,213           (45,620)          (38,796)
    Other receivables                                  294,556          (300,000)               --
    Deferred rent receivable                                --           (76,644)         (145,389)
    Prepaid expenses and other assets                  103,072            (8,970)          (19,407)
    Accounts payable and accrued expenses               30,270            97,166           107,827
    Other liabilities                                  148,383           (90,465)               --
    Due to affiliates                                   19,951            (8,199)           33,217
    Security deposits payable                             (250)            5,500                --
    Deferred income                                   (222,585)           17,477            68,408
                                                   -----------------------------------------------
Net cash provided by operating activities            1,721,225         1,814,084         1,476,259
--------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to real estate                               (50,000)          (36,094)         (176,000)
Construction escrows                                   (18,000)          (18,000)          (17,900)
                                                   -----------------------------------------------
Net cash used for investing activities                 (68,000)          (54,094)         (193,900)
--------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Distributions paid -  minority interest                     --          (108,163)               --
Distributions paid - general partner                        --           (53,000)               --
Distributions paid - limited partners                       --        (5,246,992)               --
                                                   -----------------------------------------------
Net cash used for financing activities                      --        (5,408,155)               --
--------------------------------------------------------------------------------------------------
Net increase (decrease) in cash
and cash equivalents                                 1,653,225        (3,648,165)        1,282,359
Cash and cash equivalents, beginning of period       5,952,659         9,600,824         8,318,465
                                                   -----------------------------------------------
Cash and cash equivalents, end of period           $ 7,605,884       $ 5,952,659       $ 9,600,824
==================================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest           $ 2,249,312       $ 2,249,312       $ 2,249,312
--------------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Activities:
In connection with the General Partner's decision to market the Mall for sale, real estate held for investment, deferred rent receivable and deferred leasing costs in the amounts of $38,603,961,
$544,832 and $240,790, respectively, were reclassified to "Real estate assets held for disposition" in 1998.
--------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.            F-4

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1999, 1998 and 1997

1.   Organization
Shopco Regional Malls, L.P. (the "Partnership") was formed as a limited partnership on March 11, 1988 under the laws of the State of Delaware. The Partnership is the general partner of Shopco Malls L.P. (the "Owner Partnership"), a Delaware limited partnership, which in October 1988 purchased The Mall at Assembly Square ("Assembly Square") and Cranberry Mall ("Cranberry"). The Partnership sold Assembly Square at a foreclosure sale during 1996. As discussed in Note 12, Cranberry Mall was sold on April 3, 2000. The General Partner intends to wind up the Partnership's affairs and terminate the Partnership during the year 2000.

The general partner of the Partnership is Regional Malls Inc. (the "General Partner") formerly Shearson Regional Malls, Inc., an affiliate of Lehman Brothers Inc., formerly Shearson Lehman Brothers Inc. (see below).

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

Long-Lived Assets Held for Sale Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of " ("FAS 121"), requires the Partnership to record real estate held for sale at the lower of carrying amount or fair value less cost to sell.

During 1998, the Partnership engaged a broker to market Cranberry Mall for sale. In view of the anticipated sale of the Mall, the Partnership's real estate assets, deferred rent receivable and deferred leasing costs were reclassified as Real Estate Assets Held for Disposition. Pursuant to FAS 121, during the third quarter of 1998, the Partnership suspended depreciation of the Cranberry Mall.

At December 31, 1999 and 1998, the Partnership completed a review of the recoverability of the carrying value of Cranberry Mall based upon information obtained during the marketing of this property for sale. Based upon the market information obtained during the sales process, the Partnership revised the estimate of the carrying value of Cranberry to an amount equal to Cranberry's estimated fair value less costs to sell at December 31, 1999 and 1998 in accordance with FAS 121.

Real Estate Held for Investment At December 31, 1997, real estate held for investment, which consists of buildings, land and improvements at Cranberry, was recorded at cost less accumulated depreciation and amortization and adjustment for impairment. Cost includes the initial purchase price of each property plus closing costs, acquisition and legal fees and capital improvements. Depreciation is computed using the straight-line method based on an estimated useful life of 40 years. Depreciation of improvements is computed using the straight-line method over estimated useful lives of 7 to 12 years.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


At December 31, 1997, the Partnership completed a review of recoverability of the carrying amount of Cranberry and related accounts based upon estimates of undiscounted future cash flows expected to result from Cranberry's use and eventual disposition. Based upon the review completed at December 31, 1997, and a change in the estimated holding period for Cranberry, the Partnership wrote down the carrying value of Cranberry and related assets to $39,275,000 which resulted in a loss on writedown of real estate in accordance with FAS 121 in 1997.

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

Deferred Charges Mortgage commitment and placement fees, and extension fees were amortized over the term of the mortgage notes payable. Leasing commissions were amortized using the straight-line method over 7 years, which approximates the average life of the leases.

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

Rental Income and Deferred Rent The Partnership leases its property to tenants under operating leases with various terms. Deferred rent receivable consisted of rental income which was recognized on the straight-line basis over the lease terms, but will not be received until later periods as a result of scheduled rent increases.

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

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


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

3.   Real Estate Assets Held for Disposition
As of December 31, 1999 and 1998, the Partnership's real estate consisted of Cranberry Mall, an enclosed regional mall located in Westminster, Maryland. Formerly, the Partnership owned another regional mall, The Mall at Assembly Square in Somerville, Massachusetts, which was sold through foreclosure on December 20, 1996.

Cranberry Mall
--------------
Cranberry Mall, which includes approximately 55.61 acres of land, was purchased on October 5, 1988 for $53,847,500. Cranberry contains approximately 530,000 square feet of gross leasable area including four anchor spaces: Sears, Belk (formerly Leggett), Montgomery Ward and a vacated Caldor store.

Sears leases approximately 70,000 square feet of gross leasable building area. Sears is required to use the premises as a Sears retail store until the year 2002 or under such other trade name as the majority of Sears retail stores are then operating.

Caldor leased approximately 81,200 square feet of gross leasable building area. On September 18, 1995, Caldor filed for protection under the U.S. Bankruptcy Code. In February 1998, Caldor announced that it would close its store at Cranberry, and did so on May 10, 1998. In July 1998, Caldor rejected its lease and vacated the property with bankruptcy court approval, and the Partnership's claims for unpaid rent and rejection damages under Caldor's lease was filed shortly thereafter. Caldor did not submit a plan for reorganization and on January 22, 1999 was ordered to wind down its business operations and affairs under Chapter 11 of the Bankruptcy Code. The Partnership's claim for unpaid rent and reduction damages will not be paid. Caldor represented approximately 4.8% and 10% of Cranberry's rental income for the years ended December 31, 1998 and 1997, respectively.

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

On July 7, 1997, Montgomery Ward filed for protection under Chapter 11 of the Bankruptcy Code. Montgomery Ward confirmed its plan of reorganization in July 1999 and successfully emerged from bankruptcy. In conjunction with the confirmation of its Chapter 11 plan, Montgomery Ward has assumed its store lease at Cranberry Mall and will remain in possession of the store.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


The following is a schedule of the remaining minimum lease payments as called for under the lease agreements:

                     Year ending
                     December 31,                    Amount
                     --------------------------------------
                     2000                       $ 2,758,892
                     2001                         2,523,438
                     2002                         2,332,884
                     2003                         1,935,376
                     2004                         1,792,034
                     Thereafter                   6,156,056
                     --------------------------------------
                                                $17,498,680
                                                ===========

In addition to the minimum lease amounts, the leases provide for percentage rents and escalation charges to tenants for common area maintenance and real estate taxes. For the years ended December 31, 1999, 1998 and 1997, respectively, percentage rents amounted to $398,742, $285,910 and $240,961 for Cranberry. These amounts are included in rental income. For the years ended December 31, 1999, 1998 and 1997, respectively, temporary tenant income amounted to $179,360, $268,694 and $291,706 for Cranberry. These amounts are included in rental income.

During 1998, the Partnership engaged a broker to market Cranberry for sale. In view of the anticipated sale of the mall, the Partnership's real estate assets were recorded on the Partnership's December 31, 1998 consolidated balance sheet as "Real estate assets held for disposition." On September 11, 1999, the Partnership entered into a contract to sell Cranberry Mall to a third-party buyer. Any sale of the Partnership's interest in the Mall is subject to the approval of a majority-in-interest of the Limited Partners. The proposed sale and subsequent dissolution of the Partnership was approved by a majority-in-interest of the Unitholders at a Special Meeting of the Limited Partners held on February 29, 2000.

On April 3, 2000, the General Partner sold Cranberry (see Note 12).

Assembly Square
---------------
The Mall at Assembly Square in Somerville, Massachusetts was purchased on October 11, 1988 for $42,358,000. Assembly Square contained approximately 322,000 square feet of gross leasable area.

On October 15, 1996, the Owner Partnership received notice of default from its lender, Aetna Life Insurance Company ("Aetna"), due to the Owner Partnership's failure to escrow real estate taxes with Aetna as required under the Mortgage and Security Agreement (the "Mortgage") secured by Assembly Square. On account of such default, and pursuant to its rights and remedies under the Mortgage, Aetna declared the entire outstanding mortgage loan balance immediately due and payable. On November 26, 1996, Aetna commenced advertising for a public nonjudicial foreclosure sale to be held on December 20, 1996. On December 20, 1996, Aetna acquired Assembly Square at the foreclosure sale.

Subsequent to the foreclosure date, Aetna advised the Partnership that it would pursue environmental remediation claims for land contamination under the terms of the Mortgage. On September 3, 1997, the Partnership and Aetna entered into a Settlement Agreement whereby the Partnership paid $400,000 to Aetna for a complete release from the Mortgage's loan covenants. The release excludes environmental claims already made by Aetna regarding existing environmental conditions and environmental claims which could arise in the future because of existing conditions. The Partnership separately funded approximately $500,000 to pay for work performed to address environmental conditions at Assembly Square. Accordingly, the Partnership recognized a provision of $900,000 for environmental remediation and settlement costs in the accompanying consolidated statements of operations for the year ended December 31, 1997.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


The Partnership agreed to in 1998, and collected in 1999, a $300,000 contribution from a prior owner of the Assembly Square property for the amounts the Partnership expended during 1998 in connection with the environmental site remediation. The Partnership also collected in 1999 a $25,000 contribution from another former owner for costs associated with the environmental remediation at the property. The Commonwealth of Massachusetts performed a statutorily-required audit on the remediation performed at Assembly Square; it is uncertain whether that audit will require additional remediation to be performed. The Partnership has negotiated an agreement with the current owner of Assembly Square Mall, under which that owner assumed responsibility for responding to the audit and indemnified the Partnership from any liability arising from that audit or environmental conditions on the property.

4.   Partnership Agreement
The Partnership has a 98% interest in the operating income, profits and cash distributions, and a 99% interest in the operating losses, of the Owner Partnership. The Limited Partnership Agreement provides that all operating income, operating losses and cash distributions are generally allocated 1% to the General Partner and 99% to the Unitholders.

5.   Construction Escrow
In 1990, the Partnership borrowed $3,775,000 to fund the expansion of Montgomery Ward at Cranberry. During 1991, $3,425,000 of the funds were released. The remaining proceeds of $491,246 and $473,246, inclusive of interest income, remain in a construction escrow account as of December 31, 1999 and 1998, respectively.

6.   Mortgages Payable

                                                                  1999            1998
--------------------------------------------------------------------------------------
Secured by Cranberry. Interest only, at 7.25%,
  payable monthly, and repaid in full on April 3, 2000     $27,250,000     $27,250,000
Secured by Cranberry. Interest only, at 7.25%,
  payable monthly, and repaid in full on April 3, 2000       3,775,000       3,775,000
--------------------------------------------------------------------------------------
                                                           $31,025,000     $31,025,000
                                                           ===========     ===========

The original notes secured by Cranberry matured on November 1, 1993. The lender, Metropolitan Life Insurance Company, agreed to extend the maturity date of the notes to May 1, 1994. During the extension period, the General Partner and Metropolitan Life Insurance Company agreed to modify and extend the notes on mutually acceptable terms. Under the terms of the agreement, the amended notes, effective April 1, 1994, require payments of interest only at an interest rate of 7.25% per annum until their maturity on April 1, 1999. In March 1999, Metropolitan Life Insurance Company agreed to allow the Partnership to defer the payment of the notes to April 1, 2000, provided that the Partnership continued to pay interest at the same rate and times set forth in the notes. The maturity date of the notes was further extended to the date the Mall was sold. The notes were repaid from the Cranberry sale proceeds. Interest expense for each of the years ended December 31, 1999, 1998 and 1997 was $2,249,312.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms, the fair value of the Cranberry notes approximates its carrying value as of the balance sheet date.

7.   Transactions With Related Parties
Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner and affiliates, at cost, for certain administrative expenses. For the years ended December 31, 1999, 1998 and 1997, such costs incurred were $271, $3,702 and $3,495, respectively.

Commencing January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. For the years ended December 31, 1999 and 1998, costs were $111,561 and $54,771 of which $45,500 and
$25,549 were unpaid at December 31, 1999 and 1998, respectively. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


8.   Management Agreement
On May 1, 1997 the Partnership withdrew from its former management agreement with Shopco Management Corporation, an affiliate of the Owner Partnership, and entered into an agreement with Insignia Retail Group, Inc. ("Insignia"). Insignia receives an annual fee equal to 4% of the gross rents collected from Cranberry Mall. The agreement was terminated on the date the Mall was sold. For the year ended December 31, 1997, management fees earned by Shopco Management Corporation were $69,849. The management fee earned by Insignia during 1999 and 1998 was $156,540 and $160,364, respectively.

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

10. Reconciliation of Consolidated Financial Statement Basis Net Income (Loss) and Partners' Capital To Federal Income Tax Basis Net Income (Loss) and Partners' Capital
Reconciliations of consolidated financial statement basis net income (loss) and partners' capital to federal income tax basis net income (loss) and partners' capital follow:

                                                               1999           1998           1997
-------------------------------------------------------------------------------------------------
Consolidated financial statement basis net loss         $(1,801,326)   $(2,583,615)   $(7,594,087)
Tax basis depreciation over financial statement
  depreciation                                           (1,706,709)    (1,038,377)      (211,566)
Tax basis recognition of deferred income over (under)
  financial statement recognition of deferred income       (170,859)        17,128         18,224
Tax basis recognition of real estate taxes under (over)
  financial statement recognition of real estate taxes       62,377         (6,542)       (14,115)
Tax basis recognition of rental income over (under)
  financial statement recognition of rental income               --        (75,111)      (143,936)
Financial statement loss on write-down of properties      2,890,000      4,145,677      7,497,111
Other                                                        72,470        (53,420)            --
                                                        -----------------------------------------
Federal income tax basis net income (loss)              $  (654,047)   $   405,740    $  (448,369)
-------------------------------------------------------------------------------------------------

                                                               1999           1998           1997
-------------------------------------------------------------------------------------------------
Financial statement basis partners' capital             $ 9,325,732    $11,127,058    $19,010,665
Current year financial statement net income (loss)
  over federal income tax basis
  net income (loss)                                       1,147,279      2,989,355      7,145,718
Cumulative federal income tax basis net loss over
  (under) cumulative financial statement net loss        10,931,039      7,941,684        795,966
                                                        -----------------------------------------
Federal income tax basis partners' capital              $21,404,050    $22,058,097    $26,952,349
-------------------------------------------------------------------------------------------------

Because many types of transactions are susceptible to varying interpretations under Federal and state income tax laws and regulations, the amounts reported above may be subject to change at a later date upon final determination by the respective taxing authorities.

11.  Litigation
On or about June 9, 1999, a purported class action, Rice, et al. v. Regional Malls, Inc., et al., was commenced on behalf of all Unitholders in the Court of Chancery for New Castle County, Delaware, against the General Partner of the Partnership, the Partnership, and Lehman Brothers Inc. (the "Defendants"). The complaint alleges, among other things, that the General Partner failed to protect the Partnership's assets and the interests of the Unitholders in connection with the default on the mortgage encumbering Assembly Square, the foreclosure sale of Assembly Square and the efforts to sell Cranberry. The complaint purports to assert claims for breach of fiduciary duty and breach of contract and seeks an accounting. The Defendants have filed a motion to dismiss the complaint and intend to defend the action vigorously.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


12.  Subsequent Event
On April 3, 2000, Cranberry Mall was sold to an unaffiliated entity for a gross sale price of $33,500,000. The sale proceeds were used to pay off the Partnership's mortgage notes and accrued interest payable, which totaled $31,231,187. The General Partner intends to distribute the remaining proceeds from the sale and the Partnership's additional cash reserves (after payment of a provision for the Partnership's liabilities and expenses, and establishment of reserves for contingencies, if any), and terminate the Partnership in 2000.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Shopco Regional Malls, L.P. and consolidated partnership as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Boston, Massachusetts
March 3, 2000
  except for the matters discussed in Note 12
  which is as of April 3, 2000

Schedule II - Valuation and Qualifying Accounts

                                              Balance at    Charged to                  Balance at
                                               Beginning     Costs and                      End of
                                               of Period      Expenses    Deductions        Period
--------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
Year ended December 31, 1997:                  $ 160,393     $ 207,803     $   1,328     $ 366,868
Year ended December 31, 1998:                  $ 366,868     $ 130,876     $ 365,834     $ 131,910
Year ended December 31, 1999:                  $ 131,910     $ (36,899)    $  81,621     $  13,390
--------------------------------------------------------------------------------------------------

Schedule III - Real Estate Assets and Accumulated Depreciation
December 31, 1999
                                                                      Cranberry Mall
                                                                     Shopping Center
------------------------------------------------------------------------------------

Location                                                             Westminster, MD
Construction date                                                               1980
Acquisition date                                                               10-88
Life on which depreciation in latest income statements is computed               (3)
Encumbrances                                                            $ 31,025,000
                                                                        ------------
Initial cost to Partnership(1):
  Land                                                                  $  6,610,235
  Buildings and improvements                                              47,649,669
Costs capitalized subsequent to acquisition:
  Land, buildings and improvements                                         5,712,175
  Deferred rent                                                              544,832
  Net leasing costs                                                          240,790
Write-off of accumulated depreciation                                    (13,709,186)
Writedown of real estate                                                 (14,608,515)
                                                                        ------------
                                                                        $ 32,440,000
                                                                        ============
Gross amount at which carried at close of period(2):
  Land                                                                  $  5,401,132
  Buildings and improvements                                              27,038,868
                                                                        ------------
                                                                        $ 32,440,000
                                                                        ============

------------------------------------------------------------------------------------

(1) The initial cost to the Partnership represents the original purchase price of the property.
(2) For Federal income tax purposes, the costs basis of the land, building and improvements at
    December 31, 1999 is $62,331,945.
(3) Buildings - 40 years; personal property - 12 years; tenant improvements - 7 years.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 follows:

                                                          1999              1998              1997
--------------------------------------------------------------------------------------------------
Real estate investments:
Beginning of year                                 $ 35,280,000      $ 39,275,000      $ 59,709,985
Additions                                               50,000            36,094           176,000
Deferred rent                                               --           544,832                --
Net leasing commissions                                     --           240,790                --
Writedown of real estate                            (2,890,000)       (4,816,716)      (20,610,985)
                                                  ------------------------------------------------
End of year                                       $ 32,440,000      $ 35,280,000      $ 39,275,000
                                                  ------------------------------------------------
Accumulated depreciation:
Beginning of year                                 $         --      $         --      $ 11,512,517
Depreciation expense                                        --           671,039         1,525,630
Writedown of real estate                                    --          (671,039)      (13,038,147)
                                                  ------------------------------------------------
End of year                                       $         --      $         --      $         --
--------------------------------------------------------------------------------------------------