Form 10-Q
period 2000-03-31
SHOPCO REGIONAL MALLS LP
filed 2000-05-15
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
     X        Quarterly Report Pursuant to Section 13 or 15(d) of
----------             the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2000
                                                 --------------

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


--------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                         At March 31,   At December 31,
                                                                2000              1999
                                                          (unaudited)         (audited)
--------------------------------------------------------------------------------------
Assets
Real estate assets held for disposition                  $32,440,000       $32,440,000
Cash and cash equivalents                                  8,093,567         7,605,884
Construction escrow                                          491,246           491,246
Accounts receivable, net of allowance of $13,390
  in 2000 and 1999                                           138,526           116,555
Other receivables                                              1,605             5,444
Prepaid expenses                                             164,746           317,801
--------------------------------------------------------------------------------------
      Total Assets                                       $41,329,690       $40,976,930
======================================================================================
Liabilities, Minority Interest and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                  $   620,459       $   232,431
  Other liabilities                                          125,630           168,960
  Mortgages payable                                       31,025,000        31,025,000
  Due to affiliates                                           47,418            45,500
  Security deposits payable                                    9,271            10,021
  Deferred income                                            190,900           302,466
                                                         -----------------------------
      Total Liabilities                                   32,018,678        31,784,378
                                                         -----------------------------
Minority interest                                           (128,871)         (133,180)
                                                         -----------------------------
Partners' Capital:
  General Partner                                            (87,059)          (88,201)
  Limited Partners (70,250 limited partnership
  units authorized issued and outstanding)                 9,526,942         9,413,933
                                                         -----------------------------
      Total Partners' Capital                              9,439,883         9,325,732
--------------------------------------------------------------------------------------
      Total Liabilities, Minority Interest and
      Partners' Capital                                  $41,329,690       $40,976,930
======================================================================================


--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the three months ended March 31, 2000
                                                 General        Limited
                                                 Partner       Partners          Total
--------------------------------------------------------------------------------------
Balance at December 31, 1999                 $   (88,201)   $ 9,413,933    $ 9,325,732
Net Income                                         1,142        113,009        114,151
--------------------------------------------------------------------------------------
Balance at March 31, 2000                    $   (87,059)   $ 9,526,942     $9,439,883
======================================================================================


See accompanying notes to the consolidated financial statements.               2

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three months ended March 31,
                                                                   2000           1999
--------------------------------------------------------------------------------------
Income
Rental income                                               $   934,241    $   924,899
Escalation income                                               583,262        632,449
Interest income                                                 112,134         83,373
Miscellaneous income                                                 --         26,318
                                                            --------------------------
      Total Income                                            1,629,637      1,667,039
                                                            --------------------------
Expenses
Interest expense                                                562,328        562,328
Property operating expenses                                     643,340        446,762
Real estate taxes                                               158,403        189,907
General and administrative                                      147,106        124,860
                                                            --------------------------
      Total Expenses                                          1,511,177      1,323,857
--------------------------------------------------------------------------------------
Income before minority interest                                 118,460        343,182
Minority interest                                                (4,309)        (8,764)
--------------------------------------------------------------------------------------
      Net Income                                            $   114,151    $   334,418
======================================================================================
Net Income Allocated:
To the General Partner                                      $     1,142    $     3,344
To the Limited Partners                                         113,009        331,074
--------------------------------------------------------------------------------------
                                                            $   114,151    $   334,418
======================================================================================
Per limited partnership unit
(70,250 outstanding)                                             $ 1.61         $ 4.71
--------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.               3

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


--------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)
For the three months ended March 31,
                                                                   2000           1999
--------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income                                                  $   114,151    $   334,418
Adjustments to reconcile net income to
net cash provided by operating activities:
  Minority interest                                               4,309          8,764
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Accounts receivable                                         (21,971)       227,572
    Other receivable                                              3,839        300,000
    Prepaid expenses                                            153,055        213,945
    Accounts payable and accrued expenses                       388,028          9,038
    Other liabilities                                           (43,330)       (10,250)
    Due to affiliates                                             1,918         (8,849)
    Deferred income                                            (111,566)       (73,853)
    Security deposit                                               (750)        (5,000)
                                                            --------------------------
Net cash provided by operating activities                       487,683        995,785
--------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Construction escrows                                                 --         (4,500)
                                                            --------------------------
Net cash used for investing activities                               --         (4,500)
--------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                       487,683        991,285
Cash and cash equivalents, beginning of period                7,605,884      5,952,659
--------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $ 8,093,567    $ 6,943,944
======================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                    $   374,885    $   562,328
--------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.               4

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1999 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999, cash flows for the three months ended March 31, 2000 and 1999 and the consolidated statement of partners' capital (deficit) for the three months ended March 31, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1999, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 3, 2000, the Partnership's final property, Cranberry Mall (the "Mall"), was sold to an unaffiliated entity for a gross sales price of $33,500,000. The sale proceeds were used to pay off the Partnership's mortgage notes and accrued interest payable, which totaled $31,231,187. The General Partner intends to distribute the net sale proceeds and a portion of the Partnership's cash reserves to investors during the second quarter and then terminate the Partnership later this year. Certain cash reserves have been set aside to pay expenses associated with the wind-up and termination of the Partnership. Any reserves remaining after the payment of, or provision for, these liabilities will be distributed upon termination. The sale and subsequent dissolution of the Partnership was approved by a majority in interest of the Unitholders at a Special Meeting of the Limited Partners held on February 29, 2000.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Part 1, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Mall was sold to an unaffiliated entity for a gross sales price of $33,500,000 on April 3, 2000. The sale proceeds were used to pay off the Partnership's mortgage notes and accrued interest payable, which totaled $31,231,187. The General Partner intends to distribute the net sale proceeds and a portion of the Partnership's cash reserves to investors during the second quarter and then terminate the Partnership later this year. Certain cash reserves have been set aside to pay expenses associated with the wind-up and termination of the Partnership. Any reserves remaining after the payment of, or provision for, these liabilities will be distributed upon termination. The sale and subsequent dissolution of the Partnership was approved by a majority in interest of the Unitholders at a Special Meeting of the Limited Partners held on February 29, 2000.

The first and second mortgage notes secured by Cranberry Mall, which totaled $31,025,000 at March 31, 2000 and December 31, 1999, were originally scheduled to mature on April 1, 1999. The mortgage lender, Metropolitan Life Insurance Company, agreed to allow the Partnership to defer the payment of the principal balance until the property was sold on April 3, 2000. The loan was repaid from the Mall's sale proceeds.

At March 31, 2000, the Partnership had cash and cash equivalents totaling $8,093,567, compared with $7,605,884 at December 31, 1999. The increase is due to net cash provided by operating activities.

At March 31, 2000, the Partnership's accounts receivable, net of allowance for doubtful accounts, increased to $138,526 from $116,555 at December 31, 1999, primarily due to the timing of rental payments.

Prepaid expenses decreased to $164,746 at March 31, 2000 from $317,801 at December 31, 1999, primarily due to the timing of real estate tax payments.

Accounts payable and accrued expenses increased to $620,459 at March 31, 2000 from $232,431 at December 31, 1999, primarily due to higher unpaid operating expenses incurred as a result of the sale of the Mall.

Deferred income decreased from $302,466 at December 31, 1999 to $190,900 at March 31, 2000, primarily due to timing differences in the billing of tenants for their share of real estate taxes.

Results of Operations
---------------------

For the three months ended March 31, 2000, the Partnership generated net income of $114,151, compared to net income of $334,418, for the corresponding period in 1999. The decrease is primarily due to increased operating and general and administrative expenses as a result of the sale of the Mall.

For the three months ended March 31, 2000, the Partnership's rental income totaled $934,241, which is comparable to rental income of $924,899, for the corresponding period in 1999.

Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $583,262 for the three months ended March 31, 2000, compared to $632,449 for the corresponding period in 1999. The decrease in escalation income is primarily due to a decrease in real estate taxes.

Interest income totaled $112,134 for the three months ended March 31, 2000, compared with $83,373 for the same period in 1999. The increase is attributed to higher average cash balances in 2000.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Property operating expenses totaled $643,340 for the three months ended March 31, 2000, compared with $446,762 for the corresponding period in 1999. The increase is primarily due to additional costs incurred with the sale of the Mall.

Depreciation and amortization expense totaled $-0- for the three months ended March 31, 2000 and 1999. The Partnership suspended depreciation and amortization on July 1, 1998, in accordance with FASB No. 121.

General and administrative expenses for the three months ended March 31, 2000 were $147,106, compared with $124,860 for the same period in 1999. The increase reflects higher partnership administrative expenses as a result of the sale of the Mall.


Part II    Other Information

Items 1-5  Not applicable.

Item 6     Exhibits and reports on Form 8-K.

           (a) Exhibits
               --------

               (27) Financial Data Schedule

           (b) Reports on Form 8-K
               -------------------

               On March 8, 2000 a Form 8-K was filed reporting a special meeting of the limited partners of Shopco Regional Malls, L.P. was held on February 29, 2000. At this special meeting the Partnership received the required approval from the limited partnership units to sell Cranberry Mall and liquidate the Partnership in 2000.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SHOPCO REGIONAL MALLS, L.P.

                               BY: REGIONAL MALLS INC.
                                   General Partner


Date:  May 15, 2000                BY:    /s/Michael T. Marron
                                          -------------------------------------
                                   Name:  Michael T. Marron
                                   Title: President and Chief Financial Officer