Form 10-Q
period 2000-06-30
SHOPCO REGIONAL MALLS LP
filed 2000-08-14
CIK 830738

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
    X       Quarterly Report Pursuant to Section 13 or 15(d) of the
----------               Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000
                                                 -------------

   or
            Transition Report Pursuant to Section 13 or 15(d) of the
----------               Securities Exchange Act of 1934


         For the Transition period from               to
                                        -------------    --------------


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


------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
                                                                    At June 30,   At December 31,
                                                                          2000              1999
                                                                    (unaudited)         (audited)
------------------------------------------------------------------------------------------------
Assets
Real estate assets held for disposition                            $        --       $32,440,000
Cash and cash equivalents                                            2,361,298         7,605,884
Construction escrow                                                         --           491,246
Accounts receivable, net of allowance of $68,000
  in 2000 and $13,390 in 1999                                           57,878           116,555
Other receivables                                                           --             5,444
Prepaid expenses                                                         4,814           317,801
------------------------------------------------------------------------------------------------
      Total Assets                                                 $ 2,423,990       $40,976,930
================================================================================================
Liabilities, Minority Interest and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses                            $   157,821       $   232,431
  Other liabilities                                                    188,111           168,960
  Mortgages payable                                                         --        31,025,000
  Due to affiliates                                                     34,000            45,500
  Security deposits payable                                                 --            10,021
  Deferred income                                                           --           302,466
                                                                   -----------------------------
      Total Liabilities                                                379,932        31,784,378
                                                                   -----------------------------
Minority interest                                                           --          (133,180)
                                                                   -----------------------------
Partners' Capital:
  General Partner                                                      (86,531)          (88,201)
  Limited Partners (70,250 limited partnership units authorized
  issued and outstanding)                                            2,130,589         9,413,933
                                                                   -----------------------------
      Total Partners' Capital                                        2,044,058         9,325,732
------------------------------------------------------------------------------------------------
      Total Liabilities, Minority Interest and Partners' Capital   $ 2,423,990       $40,976,930
================================================================================================



------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
(UNAUDITED)
For the six months ended June 30, 2000
                                                      General          Limited
                                                      Partner         Partners             Total
------------------------------------------------------------------------------------------------
Balance at December 31, 1999                        $ (88,201)     $ 9,413,933       $ 9,325,732
Distributions                                              --       (7,422,591)       (7,422,591)
Net Income                                              1,670          139,247           140,917
------------------------------------------------------------------------------------------------
Balance at June 30, 2000                            $ (86,531)     $ 2,130,589       $ 2,044,058
================================================================================================


See accompanying notes to the consolidated financial statements.               2

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

                          For the three months ended June 30,   For the six months ended June 30,
                                         2000           1999                 2000           1999
------------------------------------------------------------------------------------------------
Income
Rental income                     $     8,238    $ 1,049,177          $   942,479    $ 1,974,076
Escalation income                     167,496        440,519              750,758      1,072,968
Interest income                       160,918         89,915              273,052        173,288
Miscellaneous income                       --         12,103                   --         38,421
                                  --------------------------------------------------------------
      Total Income                    336,652      1,591,714            1,966,289      3,258,753
------------------------------------------------------------------------------------------------
Expenses
Interest expense                       18,745        562,328              581,073      1,124,656
Property operating expenses            57,818        521,839              701,158        968,601
Loss on write-down of real estate          --      1,830,000                   --      1,830,000
Real estate taxes                       5,281        189,907              163,684        379,814
General and administrative             73,133        101,583              220,239        226,443
                                  --------------------------------------------------------------
      Total Expenses                  154,977      3,205,657            1,666,154      4,529,514
------------------------------------------------------------------------------------------------
Income (loss) before loss on sale
  of real estate                      181,675     (1,613,943)             300,135     (1,270,761)
Loss on sale of real estate           (26,038)            --              (26,038)            --
                                  --------------------------------------------------------------
Income before minority interest       155,637     (1,613,943)             274,097     (1,270,761)
Minority interest                    (128,871)        30,956             (133,180)        22,192
------------------------------------------------------------------------------------------------
      Net Income (Loss)           $    26,766    $(1,582,987)         $   140,917    $(1,248,569)
================================================================================================
Net Income Allocated:
To the General Partners           $       528    $   (15,830)         $     1,670    $   (12,486)
To the Limited Partners                26,238     (1,567,157)             139,247     (1,236,083)
------------------------------------------------------------------------------------------------
                                  $    26,766    $(1,582,987)         $   140,917    $(1,248,569)
================================================================================================
Per limited partnership unit
(70,250 outstanding)                    $ .37       $ (22.31)              $ 1.98       $ (17.60)
------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.               3

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


-------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30,
                                                                  2000           1999
-------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net income (loss)                                         $    140,917    $(1,248,569)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Minority interest                                            133,180        (22,192)
  Loss on write-down of real estate                                 --      1,830,000
  Loss on sale of real estate                                   26,038             --
  Increase (decrease) in cash arising from changes in
  operating assets and liabilities:
    Accounts receivable                                         58,677        109,986
    Other receivable                                             5,444        296,601
    Prepaid expenses                                           312,987        376,656
    Accounts payable and accrued expenses                      (74,610)        13,707
    Other liabilities                                           19,151        (20,577)
    Due to affiliates                                          (11,500)         7,851
    Deferred income                                           (302,466)       (69,023)
    Security deposit                                           (10,021)        (3,250)
                                                          ---------------------------
Net cash provided by operating activities                      297,797      1,271,190
-------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Additions to real estate assets held for disposition                --        (50,000)
Proceeds from sale of real estate                           32,413,962             --
Construction escrows                                           491,246         (9,000)
                                                          ---------------------------
Net cash provided by (used for) investing activities        32,905,208        (59,000)
-------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
Principal payments on long-term debts                      (31,025,000)            --
Cash distributions                                          (7,422,591)            --
                                                          ---------------------------
Net cash used for financing activities                     (38,447,591)            --
-------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents        (5,244,586)     1,212,190
Cash and cash equivalents, beginning of period               7,605,884      5,952,659
-------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $  2,361,298    $ 7,164,849
=====================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                  $    581,073    $ 1,124,656
-------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.               4

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements should be read in conjunction with the Partnership's annual 1999 audited consolidated financial statements within Form 10-K.

The unaudited interim consolidated financial statements include all normal and recurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999, cash flows for the six months ended June 30, 2000 and 1999 and the consolidated statement of partners' capital (deficit) for the six months ended June 30, 2000. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant event occurred subsequent to fiscal year 1999, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On April 3, 2000, the Partnership's final property, Cranberry Mall (the "Mall"), was sold to Cranberry Mall Properties LLC, an unaffiliated entity, for a net sales price of $32,413,962 and the Partnership recognized a loss of $26,038 on the sale. The sale proceeds were used to pay off the Partnership's mortgage notes and accrued interest payable, which totaled $31,231,187. The Partnership paid a cash distribution totaling $7,422,591 or $105.66 per limited partner unit from the net sale proceeds and from the Partnership's cash reserves to investors on June 8, 2000 and intends to terminate the Partnership later this year. Certain cash reserves have been set aside for customary representation and warranties on the sale of the Mall, which are scheduled to expire on October 31, 2000, and to pay expenses associated with the wind-up and termination of the Partnership. Any reserves remaining after the payment of, or provision for, these liabilities will be distributed upon termination. The sale and subsequent dissolution of the Partnership was approved by a majority in interest of the Unitholders at a Special Meeting of the Limited Partners held on February 29, 2000.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Part 1, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

On April 3, 2000, the Mall was sold to Cranberry Mall Properties LLC, an unaffiliated entity, for a net sales price of $32,413,962 and the Partnership recognized a loss of $26,038 on the sale. The sale proceeds were used to pay off the Partnership's mortgage notes and accrued interest payable, which totaled $31,231,187. The Partnership paid a cash distribution totaling $7,422,591 or $105.66 per limited partner unit from the net sale proceeds and from the Partnership's cash reserves to investors on June 8, 2000 and intends to terminate the Partnership later this year. Certain cash reserves have been set aside for representation and warranties on the sale of the Mall, which are scheduled to expire on October 31, 2000, and to pay expenses associated with the wind-up and termination of the Partnership. Any reserves remaining after the payment of, or provision for, these liabilities will be distributed upon termination. The sale and subsequent dissolution of the Partnership was approved by a majority in interest of the Unitholders at a Special Meeting of the Limited Partners held on February 29, 2000.

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

At June 30, 2000, the Partnership had cash and cash equivalents totaling $2,361,298, compared with $7,605,884 at December 31, 1999. The decrease is due to distributions of $7,422,591 made to the Limited Partners in the second quarter of 2000.

At June 30, 2000, the Partnership's accounts receivable, net of allowance for doubtful accounts, amounted to $57,878, which represents funds collected by the buyer on behalf of the Partnership.

Prepaid expenses decreased to $4,814 at June 30, 2000 from $317,801 at December 31, 1999, primarily due to the reimbursement of real estate taxes by the purchaser of the property.

Accounts payable and accrued expenses decreased to $157,821 at June 30, 2000 from $232,431 at December 31, 1999, primarily due to payments of amounts accrued for professional fees at December 31, 1999.

At June 30, 2000, other liabilities in the amount of $188,111 includes amounts due to the Mall tenants for refunds of prior year escalation charges.

Results of Operations
---------------------

For the three and six months ended June 30, 2000, the Partnership generated net income of $26,766 and $140,917, respectively, compared to net loss of $1,582,987 and $1,248,569, respectively, for the corresponding periods in 1999. The year 2000 amounts include a loss of $26,038 on the sale of the Mall. The increase in net income is primarily due to a loss on write-down of real estate of $1,830,000 occurring in the second quarter 1999.

For the three and six months ended June 30, 2000, the Partnership's rental income totaled $8,238 and $942,479, respectively, compared to rental income of $1,049,177 and $1,974,076, respectively, for the corresponding periods in 1999. The decrease is primarily due to the sale of the Mall in April 2000.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


Escalation income represents the income received from Mall tenants for their proportionate share of common area maintenance and real estate tax expenses. Escalation income totaled $167,496 and $750,758, respectively, for the three and six months ended June 30, 2000, compared to $440,519 and $1,072,968, respectively, for the corresponding periods in 1999. The decrease in escalation income is primarily due to the sale of the Mall.

Interest income totaled $160,918 and $273,052, respectively, for the three and six months ended June 30, 2000, compared with $89,915 and $173,288, respectively, for the same periods in 1999. The increase is attributed to higher cash balances from the proceeds from the sale of the Mall.

Property operating expenses totaled $57,818 and $701,158, respectively, for the three and six months ended June 30, 2000, compared with $521,839 and $968,601, respectively, for the corresponding periods in 1999. The decrease is primarily due to the sale of the Mall.

General and administrative expenses for the three and six months ended June 30, 2000 were $73,133 and $220,239, respectively, compared with $101,583 and $226,443, respectively, for the same periods in 1999. The decrease reflects lower Partnership administrative expenses as a result of the sale of the Mall.


Part II          Other Information

Items 1-5        Not applicable.

Item 6           Exhibits and reports on Form 8-K.

                 (a)  Exhibits
                      --------

                      (27)  Financial Data Schedule

                 (b)  Reports on Form 8-K
                      -------------------

                      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SHOPCO REGIONAL MALLS, L.P.
AND CONSOLIDATED PARTNERSHIP


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SHOPCO REGIONAL MALLS, L.P.


                                BY: REGIONAL MALLS INC.
                                    General Partner


Date:  August 14, 2000              BY:    /s/Rocco F. Andriola
                                           -------------------------------------
                                    Name:  Rocco F. Andriola
                                    Title: President and Chief Financial Officer